Form 10-Q
period 2025-06-30
Tri-County Financial Group, Inc.
filed 2025-09-15
CIK 1725262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-15950

TRI-COUNTY FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3412522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Washington Street Mendota, Illinois	61342
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (815) 538-2265

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TYFG	OTC Market Group, Inc.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2025
Common Stock, $1.00 par value	2,377,518

Part I: Financial Information

Item 1 – Financial Statements

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(000s omitted except share data)

	June 30,	December 31,
	2025	2024
A S S E T S
Cash and due from banks	$45,436	$42,418
Federal funds sold	2,000	2,558
Cash and cash equivalents	47,436	44,976
Debt securities available-for-sale, at fair value (amortized cost $160,754 and $158,009, respectively)	148,152	143,735
Federal Home Loan Bank stock, at cost	3,977	3,420
Mortgage loans held for sale	22,683	9,011
Loans, net of allowance for credit losses of $14,665 and $14,444, respectively	1,264,434	1,261,965
Bank-owned life insurance	20,550	20,269
Foreclosed assets, net	101	920
Bank premises and equipment, net	24,880	25,344
Goodwill and other intangibles	8,689	8,700
Accrued interest receivable	8,031	7,474
Other assets	14,010	13,470

Total assets	$1,562,943	$1,539,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$170,359	$176,978
Interest-bearing	1,098,417	1,096,318
Total deposits	1,268,776	1,273,296

Federal Home Loan Bank advances and other borrowings	86,917	67,917
Securities sold under agreements to repurchase	26,199	22,679
Dividends payable	610	611
Accrued interest payable and other liabilities	21,577	21,753
Subordinated debt, net of debt issuance costs of $154 and $166, respectively	9,846	9,834

Total liabilities	1,413,925	1,396,090

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized; 2,389,343 and 2,394,193 shares issued and outstanding, respectively	2,389	2,394
Additional paid-in-capital	20,980	21,212
Retained earnings	134,660	129,793
Accumulated other comprehensive loss	(9,011)	(10,205)
Total stockholders’ equity	149,018	143,194

Total liabilities and stockholders’ equity	$1,562,943	$1,539,284

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

Interest income:
Loans, including fees	$18,441	$17,876	$36,380	$35,199
Debt securities:
Taxable	649	613	1,231	1,393
Tax-exempt	379	383	750	776
Mortgage loans held for sale, including fees	350	340	639	654
Dividends	63	101	147	212
Other	226	78	491	146
Total interest income	20,108	19,391	39,638	38,380

Interest expense:
Deposits	6,959	7,525	14,091	14,600
Federal Home Loan Bank advances and other borrowings	725	1,014	1,307	2,229
Securities sold under agreements to repurchase	180	234	358	454
Total interest expense	7,864	8,773	15,756	17,283

Net interest income	12,244	10,618	23,882	21,097

Credit loss (recovery) of credit loss expense on loans	103	(53)	334	(1,042)
Credit loss (recovery) of credit loss expense on off-balance sheet credit exposures	(216)	153	54	(145)

Net interest income after credit loss expense	12,357	10,518	23,494	22,284

Non-interest income:
Trust department	65	67	102	111
Customer-service fees	319	300	624	577
Mortgage banking	3,310	2,718	5,488	4,483
Insurance services	319	299	728	529
Other	645	733	1,312	1,430
Total non-interest income	4,658	4,117	8,254	7,130

Non-interest expenses:
Salaries and employee benefits	7,906	7,553	15,458	15,128
Occupancy	666	725	1,335	1,444
Furniture and equipment	292	295	575	593
Other	3,358	2,978	6,154	5,575
Total non-interest expenses	12,222	11,551	23,522	22,740

Income before income taxes	4,793	3,084	8,226	6,674

Income tax expense	1,286	779	2,165	1,694

Net income	$3,507	$2,305	$6,061	$4,980

Earnings per common share:
Basic	$1.47	$0.96	$2.54	$2.06
Diluted	1.46	0.95	2.52	2.04

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

Net income	$3,507	$2,305	$6,061	$4,980

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	42	392	1,672	(804)

Income tax effect	(13)	(111)	(478)	230
Other comprehensive income (loss), net of taxes	29	281	1,194	(574)

Total comprehensive income	$3,536	$2,586	$7,255	$4,406

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Quarterly (unaudited)

(000s omitted except share data)

	Common Stock			Accumulated
	and Non-Voting	Additional		Other
	Common	Paid-in-	Retained	Comprehensive
	Stock (1)	Capital	Earnings	Loss	Total

Balance, March 31, 2025	2,388	20,956	131,750	(9,040)	146,054

Net income	-	-	3,507	-	3,507

Other comprehensive income	-	-	-	29	29

Cash dividends on common stock ($0.25 per share)	-	-	(597)	-	(597)

Stock options exercised (900 shares)	1	24	-	-	25

Balance, June 30, 2025	$2,389	$20,980	$134,660	$(9,011)	$149,018

Balance, March 31, 2024	2,423	22,429	123,604	(11,004)	137,452

Net income	-	-	2,305	-	2,305

Other comprehensive income	-	-	-	281	281

Cash dividends on common stock ($0.20 per share)	-	-	(485)	-	(485)

Purchases and retirement of 8,500 Shares of common stock	(8)	(332)	-	-	(340)

Stock options exercised (660 shares)	1	20	-	-	21

Balance, June 30, 2024	$2,416	$22,117	$125,424	$(10,723)	$139,234

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year-to-Date (unaudited)

(000s omitted except share data)

	Common Stock			Accumulated
	and Non-Voting	Additional		Other
	Common	Paid-in-	Retained	Comprehensive
	Stock (1)	Capital	Earnings	Loss	Total

Balance, December 31, 2024	2,394	21,212	129,793	(10,205)	143,194

Net income	-	-	6,061	-	6,061

Other comprehensive income	-	-	-	1,194	1,194

Cash dividends on common stock ($0.50 per share)	-	-	(1,194)	-	(1,194)

Purchases and retirement of 5,800 Shares of common stock	(6)	(257)	-	-	(263)

Stock options exercised (950 shares)	1	25	-	-	26

Balance, June 30, 2025	$2,389	$20,980	$134,660	$(9,011)	$149,018

Balance, December 31, 2023	2,423	22,455	121,414	(10,149)	136,143

Net income	-	-	4,980	-	4,980

Other comprehensive loss	-	-	-	(574)	(574)

Cash dividends on common stock ($0.40 per share)	-	-	(970)	-	(970)

Purchases and retirement of 12,875 Shares of common stock	(12)	(509)	-	-	(521)

Stock options, exercised (6,195 shares)	5	171	-	-	176

Balance, June 30, 2024	$2,416	$22,117	$125,424	$(10,723)	$139,234

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(000s omitted except share data)

	Six Months Ended
	June 30
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,061	$4,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	770	762
Amortization of intangibles	11	12
Net amortization (accretion) of securities	58	(49)
Amortization of debt issuance costs	12	12
Provision (recovery) of credit loss expense	388	(1,187)
Deferred income tax	(229)	(132)
Net loss on sales of foreclosed assets	25	-
Net gain on sales of bank premises and equipment	-	(18)
Net gain on sale of loans	(4,482)	(4,444)
Net mortgage servicing rights amortization	153	276
Origination of loans held for sale	(149,800)	(127,772)
Proceeds from loans held for sale	140,610	127,071
Change in accrued interest receivable	(557)	(864)
Change in bank-owned life insurance	(281)	(261)
Change in other assets	(942)	(360)
Change in accrued interest payable and other liabilities	(176)	804

Net cash used in operating activities	(8,379)	(1,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns and calls of available-for-sale debt securities	11,127	30,035
Purchases of available-for-sale debt securities	(13,931)	-
Net redemptions of FHLB stock	-	2,262
Purchases of FHLB stock	(557)	0
Loan (originations) and principal collections, net	(2,857)	2,384
Proceeds from sales of foreclosed assets	794	-
Proceeds from sales of bank premises and equipment	-	76
Purchases of bank premises and equipment, net	(306)	(175)

Net cash provided by (used in) investing activities	(5,730)	34,582

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(000s omitted except share data)

	Six Months Ended
	June 30
	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$(4,520)	$21,355
Net change in securities sold under agreements to repurchase	3,520	1,601
Cash dividends paid	(1,194)	(1,212)
Purchases and retirement of common stock	(263)	(521)
Net change in short-term FHLB advances and other borrowings	9,000	(19,000)
Advances on long-term FHLB advances and other borrowings	25,000	1,667
Payments on long-term FHLB advances and other borrowings	(15,000)	(30,000)
Proceeds from stock options exercised	26	176

Net cash provided by (used in) financing activities	16,569	(25,934)

Increase in cash and cash equivalents	2,460	7,478

Cash and cash equivalents:
Beginning of the year	44,976	28,018

Ending of the year	$47,436	$35,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest paid:
Deposits	$13,997	$13,819
Securities sold under agreements to repurchase	358	454
FHLB advances and other borrowings	1,316	2,515

Total	$15,671	$16,788

Income taxes paid	$2,094	$852

SUPPLEMENTAL DISCLOSURES OF NONCASH AND FINANCING ACTIVITIES:
Dividends payable	$610	$495

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1) Significant Accounting Policies:

Principles of consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Tri-County Financial Group, Inc. (Company) and its wholly owned subsidiaries, First State Bank (Bank), Tri-County Insurance Services, Inc. (Insurance Company), and First State Mortgage (Mortgage Banking Company). All significant intercompany transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present a fair statement of the results for the interim periods presented. In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. The results of operations, other comprehensive income (loss), the changes in stockholders’ equity, and the cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of the Company for that period. For further information, refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report for the year ended December 31, 2024.

General Litigation:

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Nature of operations:

The Company provides a variety of banking and mortgage banking services and insurance services to individuals and businesses principally through its main facilities in Mendota and branches in Peru, LaMoille, McNabb, Streator, Ottawa, Earlville, Bloomington, St. Charles, Geneva, Batavia, North Aurora, Shabbona, Waterman, Sycamore, Rochelle, Princeton, West Brooklyn, and Champaign, Illinois, with additional mortgage banking offices in Illinois and Wisconsin. The Company’s primary deposit products are demand deposits and certificates of deposit and its primary lending products are agribusiness, commercial, real estate mortgage and installment loans and secondary market mortgage activities.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1) Significant Accounting Policies (continued):

The Company is divided into two reportable segments: Commercial Banking and Mortgage Banking. Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all markets through retail lending, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, agricultural lending, and other banking services. Mortgage banking provides residential mortgage banking products through five offices in Illinois and one office in Wisconsin through our Mortgage Banking Company. The majority of the loans are sold with servicing released.

Use of estimates:

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for credit losses and valuation of goodwill.

Significant group concentrations of credit risk:

Most of the Company’s activities are with customers located in the area and communities noted above. Note 3 details the types of securities in which the Company invests. Note 4 details the types of lending in which the Company engages. A substantial portion of the Company’s loans are with entities involved in the agricultural industry.

Cash and cash equivalents:

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in cash and due from banks and federal funds sold, which are sold overnight.

Trust assets:

Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these condensed consolidated financial statements because they are not assets of the Company.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1) Significant Accounting Policies (continued):

Debt securities available-for-sale:

Debt securities are classified as available for sale (AFS) and recorded at fair value, with unrealized gains or losses excluded from earnings and reported in other comprehensive income (loss).

Purchase premiums are recognized in interest income using the interest method over the terms of the debt securities and are amortized/accreted to the earliest of call or maturity date. Discounts are recognized in interest income using the interest method over the term of the securities. Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific identification method.

When the fair value of securities is below the amortized cost and the Company will not be required to sell the security before recovery of its amortized cost basis, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. If the present value of cash flows expected to be collected from the security are less than the amortized cost basis of the security, an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Accounting Treatment
Circumstances of Impairment Considerations	Credit Component	Remaining Portion
Not intended for sale or more likely than not that the Bank will not have to sell before recovery of cost basis	Recognized as an allowance for credit loss	Recognized in other comprehensive income (loss)

Intended for sale or more likely than not that the Bank will be required to sell before recovery of cost basis	Recognized in earnings

Allowance for Credit Losses – available-for-sale debt securities:

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether (1) there is intention to sell or (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. The Company excludes accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies (continued):

Federal Home Loan Bank stock:

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to own a certain amount of stock based on the level of borrowings and may invest in additional amounts. FHLB stock is carried at cost since no ready market exists and it has no quoted market value. FHLB stock is periodically evaluated for impairment based on the ultimate recovery of par value.

Mortgage loans held for sale and loan servicing:

Mortgage loans held for sale are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. The majority of the Company’s mortgage loans held for sale are generated through the Mortgage Banking Company. Changes in fair value are recorded in mortgage banking income in the consolidated statements of income.

The Company does retain some of the servicing on the loans sold through the Mortgage Banking Company within the Company’s markets.

Mortgage loans held for sale through the Bank are sold with the mortgage servicing rights retained by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. These gains or losses are included in mortgage banking income in the consolidated statements of income.

Mortgage servicing rights are recognized as separate assets when rights are acquired through a sale of loans. Generally, for sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income of the underlying loans. Capitalized mortgage servicing assets are reported in other assets and are assessed for impairment at least annually.

Servicing fee income is recorded for fees earned from servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as mortgage banking income when earned.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies (continued):

Mortgage loan sales:

The Company generally sells mortgage loans held for sale without recourse. However, the Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The potential liability under these representations and warranties is estimated as a liability and any losses incurred and resulting expense are netted with mortgage banking income.

Mortgage banking income:

Mortgage banking income includes the fees generated from the underwriting and origination of mortgage loans held for sale along with the gains or losses realized from the sale of these loans, net of origination costs, the changes in fair values of mortgage loan derivatives, servicing right income, amortization, and servicing fee income.

Loans:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost basis, which is the unpaid principal balance outstanding, net of unearned income and deferred loan fees and costs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in the consolidated balance sheets.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the loan without anticipating prepayments.

Loans are considered past due or delinquent when the contractual principal and/or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. The accrual of interest income on loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes doubtful. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(1)	Significant Accounting Policies (continued):

Allowance for credit losses (ACL) - Loans:

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of payment, and partial charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACL on loans.

Expected credit losses are reflected in the ACL on loans through a charge to provision for credit losses on loans. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written-off and the ACL on loans is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts of collection have been exhausted and the collateral, if any, has been liquidated. Subsequent recoveries, if any, are credited to the ACL on loans when received.

The Company’s methodologies for estimating the ACL on loans consider available relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies may revert to historical loss information on a straight-line basis over a number of quarters when it can no longer develop reasonable and supportable forecasts.

Loans are predominantly segmented by FDIC Call Report Codes into loan pools that have similar risk characteristics, similar collateral type and are assumed to pose consistent risk of loss to the Company.

(1) Significant Accounting Policies (continued):

Allowance for credit losses (ACL) - Loans (continued):

The Company measures expected credit losses for its loan portfolio segments as follows:

Loan Portfolio Segment	ACL Methodology

Commercial and industrial	Discounted cash flow
Commercial agricultural	Discounted cash flow
Commercial other	Discounted cash flow
Real estate – commercial	Discounted cash flow
Real estate – consumer	Discounted cash flow
Real estate – agricultural	Discounted cash flow
Real estate – construction and land	Discounted cash flow
Consumer installment	Remaining life
Consumer vehicle	Remaining life
Credit cards	Other

Discounted cash flow method (DCF) – The DCF methodology is used to develop cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed and curtailments and expected losses are calculated via a gross loss rate and recovery rate assumption. The modeling of expected prepayment speeds and curtailment rates are based on industry data.

The Company uses regression analysis on historical internal and peer data to determine suitable loss drivers to utilize when modeling expected losses. For all loan pools utilizing the DCF method, management utilizes a forecast unemployment rate and gross domestic product as its primary loss drivers, as these were determined to best correlate to historical losses.

With regard to the DCF model, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to historical loss rate over four quarters on a straight-line basis.

The combination of adjustments for credit expectations (expected losses) and timing expectations (prepayment and curtailment) produces an expected cash flow stream at the instrument level. An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

Remaining life method – The remaining life methodology is a type of loss rate methodology that uses an average loss rate and applies it to future expected outstanding balances of the pool.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies (continued):

Allowance for credit losses (ACL) - Loans (continued):

Collateral dependent loans – Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where the Company has determined that the liquidation or foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation of the business or sale of the collateral, the ACL is measured based on the difference between the estimated fair value of the collateral and amortized cost basis of the assets as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized costs basis of the loan. The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the loan and the contractual term does not consider extensions, renewals, or modifications.

The Company’s qualitative factors are considered by qualitatively adjusting model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factors and other qualitative adjustments may increase or decrease the Company’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making qualitive adjustments include among other things the impact of the following:

i.	Changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices

ii.	Changes in international, national, regional, and local economic and business conditions

iii.	Changes in the nature and volume of the portfolio and in the terms of the underlying loans

iv.	Changes in the experience, depth, and ability of the lending management and staff

v.	Changes in volume and severity of past due loans and other similar conditions

vi.	Changes in the quality of the organization’s loan review system

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1) Significant Accounting Policies (continued):

Allowance for credit losses (ACL) - Loans (continued):

vii.	Changes in the value of the underlying collateral for loans that are non-collateral dependent

viii.	The existence and effect of any concentrations of credit and changes in the levels of such concentrations

ix.	The effect of other external factors such as regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics

The following portfolio segments have been identified: commercial, real estate and consumer.

Management considers the following when assessing the risk in the loan portfolio:

Commercial and industrial and agricultural loans are primarily for working capital, physical asset expansion, asset acquisition and other. These loans are made based primarily on historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flows sufficiency to service debt and are periodically updated during the life of the loan.

Agricultural real estate and commercial real estate loans are dependent on the industries tied to these loans. Agricultural real estate loans are primarily for land acquisition. Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, small retail shopping facilities, single family rental, multifamily loans, and various special purpose properties, including hotels and restaurants. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service debt and is periodically updated during the life of the loan. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies (continued):

Allowance for credit losses (ACL) - Loans (continued):

Commercial real estate loans also include construction and land development loans. These loans are secured by vacant land and/or property that are in the process of improvement, including (a) land development preparatory to erecting vertical improvements or (b) the on-site construction of industrial, commercial, residential or farm buildings. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that necessary approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.

Consumer real estate loans are affected by the local residential real estate market, the local economy, and, for variable rate mortgages, movement in indices tied to these loans. At the time of origination, the Company evaluates the borrower’s repayment ability through a review of debt to income and credit scores. Appraisals are obtained to support the loan amount. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service debt at the time of origination.

Consumer and other loans may take the form of installment loans, demand loans or single payment loans and are extended to individuals for household, family and other personal expenditures. At the time of origination, the Company evaluates the borrower’s repayment ability through a review of debt to income and credit scores.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the consolidated income statement as a component of credit loss expense. The allowance for credit losses on off-balance-sheet credit exposures is described more fully in Note 4.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies (continued):

Loan commitments:

The Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit issued to meet customer financing needs. Loan commitments are recorded when they are funded. Standby letters of credit are considered financial guarantees in accordance with GAAP and are recorded at fair value, if material.

Loan servicing:

Mortgage servicing rights are recognized as separate assets when rights are acquired through a sale of loans and are reported in other assets. When the originating mortgage loans are sold into the secondary market, the Company allocates the total cost of the mortgage loans between mortgage servicing rights and the loans, based on their relative fair values. The cost of originated mortgage-servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. The amount of impairment is the amount by which the capitalized mortgage servicing rights exceed their fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Mortgage loan derivatives:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are to be accounted for as free-standing derivatives. The Company enters into these best efforts forward commitments and mandatory delivery forward commitments in order to hedge the change in interest rates resulting from its commitments to fund the loans. The Company also enters into over-the-counter contracts for the future delivery of mortgage backed securities. These contracts are fair value hedges, which are also used to offset the interest rate risk related to granting interest rate locks. The fair values of these derivatives are estimated based on the expected net future cash flows related to the associated servicing of the loans and changes in mortgage interest rates from the date of the commitments. In estimating fair value, the Company assigns a probability to the commitment based on an expectation that it will be exercised and the loan will be funded. These derivatives are included in other assets and other liabilities with changes in fair values on these derivatives included in net gains on sales of mortgage loans.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies (continued):

Foreclosed assets:

Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair market value less estimated cost to sell. At the date of acquisition losses are charged to the allowance for credit losses, and subsequent write downs are charged to expense in the period incurred. Operating costs after acquisition are expensed.

Bank premises and equipment:

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by using the straight-line method over the estimated useful lives. Building and improvements are depreciated from five to forty years and furniture and equipment from three to fifteen years.

Goodwill and other intangibles:

The premium paid on the assumption of deposit liabilities and the fair value of net assets acquired is accounted for as goodwill and other intangibles. Goodwill and other intangible assets determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives, which is ten years. Goodwill is the only intangible asset with an indefinite useful life on the balance sheet.

Goodwill is evaluated at the reporting unit level annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the condensed consolidated financial statements.

Goodwill is not subject to amortization and was $8,596 as of June 30, 2025 and December 31, 2024.

Bank owned life insurance:

The Bank has purchased life insurance policies on certain key employees. The Bank- owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies (continued):

Transfers of financial assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Comprehensive income:

Comprehensive income consists of net income and other comprehensive income (loss). Accumulated other comprehensive loss includes unrealized gains and losses on securities available for sale, and is recognized as separate components of stockholders’ equity.

Reclassification adjustments out of other comprehensive income (loss) for gains realized on sales and calls of securities available for sale comprise the entire balance of “Net gain on sales of available-for-sale securities” on the consolidated statements of income.

Stock compensation plans:

The Company records stock-based employee compensation cost using the fair value method. Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The Company begins to record compensation expense in the subsequent calendar year as options are historically issued every two years in December. A Black-Sholes model is used to estimate the fair value of stock options. The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

Income taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies (continued):

Income taxes (continued):

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Interest and penalties related to unrecognized tax benefits are classified as income taxes, if applicable. No liabilities for unrecognized tax benefits from uncertain tax positions have been recorded.

Earnings per share:

Basic earnings per common share are computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock options.

(2) Cash and Due from Banks:

Effective March 26, 2020, the Federal Reserve Board reduced reserve requirements to zero percent, eliminating the need for depository institutions to maintain balances at the Federal Reserve Bank to satisfy reserve requirements. As a result, at June 30, 2025 and December 31, 2024, there were no reserve requirements in effect.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s (FDIC’s) insured limit of $250. Management believes these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal. At June 30, 2025, the Company’s cash accounts exceeded federally insured limits by $672. The Company also had $25,485 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

(3) Debt Securities Available for Sale:

The following tables reflect the amortized cost and fair value of debt securities available for sale as of June 30, 2025:

2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. - sponsored agencies	$33,717	$0	$(1,439)	$32,278
State and municipal	60,317	124	(4,369)	56,072
Mortgage-backed - residential	45,432	27	(5,197)	40,262
Collateralized mortgage Obligations (CMOs)	21,288	38	(1,786)	19,540

	$160,754	$189	$(12,791)	$148,152

The following tables reflect the amortized cost and fair value of debt securities available for sale as of December 31, 2024:

2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. - sponsored agencies	$39,650	$0	$(2,171)	$37,479
State and municipal	59,958	172	(3,866)	56,264
Mortgage-backed - residential	42,520	0	(6,189)	36,331
Collateralized mortgage Obligations (CMOs)	15,881	0	(2,220)	13,661

	$158,009	$172	$(14,446)	$143,735

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Debt Securities Available for Sale (continued):

Debt securities with a carrying amount of approximately $69,249 and $67,149 at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral on public deposits, debt securities sold under agreements to repurchase and for other purposes as required or permitted by law.

At June 30, 2025 and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its sponsored agencies, in an amount greater than 10% of stockholders’ equity.

As of June 30, 2025 and December 31, 2024, accrued interest on debt securities available-for-sale of $661 and $629, respectively, was excluded from CECL evaluation. Accrued interest on debt securities available-for-sale is recorded within accrued interest receivable on the consolidated balance sheet.

The amortized cost and approximate fair value of debt securities at June 30, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities on mortgage-backed and collateralized mortgage obligation debt securities because the underlying mortgages may be called or prepaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$10,935	$10,813
Due after one year through five years	44,679	43,198
Due after five years through ten years	17,071	15,954
Due after ten years	21,349	18,385
	94,034	88,350
Mortgage-backed – residential	45,432	40,262
Collateralized mortgage obligations	21,288	19,540
	$160,754	$148,152

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Debt Securities Available-for-Sale (continued):

Debt securities with unrealized losses as of June 30, 2025 not recognized in income are as follows:

2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Treas. & Gov’t - sponsored agencies	$0	$0	$32,278	$1,439	$32,278	$1,439
State and municipal	11,118	182	35,120	4,187	46,238	4,369
Mortgage- backed – residential	2,109	40	32,487	5,157	34,596	5,197
CMOs	2,876	35	12,363	1,751	15,239	1,786
Total temporarily impaired	$16,103	$257	$112,248	$12,534	$128,351	$12,791

Debt securities with unrealized losses as of December 31, 2024 not recognized in income are as follows:

2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Treas. & Gov’t - sponsored agencies	$0	$0	$37,479	$2,171	$37,479	$2,171
State and municipal	9,719	65	33,978	3,801	43,697	3,866
Mortgage- backed – residential	943	8	34,094	6,181	35,037	6,189
CMOs	961	41	12,699	2,178	13,660	2,219
Total temporarily impaired	$11,623	$114	$118,250	$14,331	$129,873	$14,445

At June 30, 2025 and December 31, 2024, the investment portfolio included 178 and 173 debt securities that were in an unrealized loss position, respectively. Unrealized losses have not been recognized as an allowance for credit losses because the Company does not intend to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4) Loans:

The following table presents total loans at June 30, 2025 and December 31, 2024 by portfolio segment and class of loan:

	June 30, 2025	December 31, 2024
Commercial:
Commercial and industrial	$73,154	$69,720
Agricultural	61,234	80,577
Real estate:
Commercial	558,735	538,810
Consumer	388,921	386,475
Agricultural	161,579	170,401
Construction and land	27,473	21,841
Consumer:
Installment	4,302	4,196
Vehicle	2,427	3,119
Credit cards	1,274	1,270
Total loans	1,279,099	1,276,409
Allowance for credit losses	(14,665)	(14,444)
Loans, net	$1,264,434	$1,261,965

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, 2025 follows:

Three Months Ended June 30, 2025	Commercial	Real Estate	Consumer	Total

Beginning balance, March 31, 2025	$1,057	$13,322	$125	$14,504
Credit loss expense	45	44	14	103
Recoveries on loans previously charged-off	10	48	13	71
Less loans charged-off	0	0	(13)	(13)

Ending balance, June 30, 2025	$1,112	$13,414	$139	$14,665

Detailed analysis of the allowance for credit losses by portfolio segment for the six months ended June 30, 2025 follows:

Six Months Ended June 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,101	$13,201	$142	$14,444
Credit loss expense	(2)	328	8	334
Recoveries on loans previously charged-off	16	58	26	100
Less loans charged-off	(3)	(173)	(37)	(213)

Balance at June 30, 2025	$1,112	$13,414	$139	$14,665

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, 2024 follows:

Three Months Ended June 30, 2024	Commercial	Real Estate	Consumer	Total

Beginning balance, March 31, 2024	$1,067	$13,825	$113	$15,005
Credit loss expense	(54)	(28)	28	(54)
Recoveries on loans previously charged-off	5	11	12	28
Less loans charged-off	0	0	(42)	(42)

Ending balance, June 30, 2024	$1,018	$13,808	$111	$14,937

Detailed analysis of the allowance for credit losses by portfolio segment for the six months ended June 30, 2024 follows:

Six Months Ended June 30, 2024	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,177	$14,688	$125	$15,990
Credit loss expense	(170)	(891)	19	(1,042)
Recoveries on loans previously charged-off	11	11	32	54
Less loans charged-off	0	0	(65)	(65)

Balance at June 30, 2024	$1,018	$13,808	$111	$14,937

Detailed analysis of the allowance for unfunded commitments for the three months ended June 30, 2025 follows:

Three Months Ended June 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$86	$1,169	$2	$1,257
Credit loss expense (benefit)	7	(223)	0	(216)

Balance at June 30, 2025	$93	$946	$2	$1,041

Detailed analysis of the allowance for unfunded commitments for the six months ended June 30, 2025 follows:

Six Months Ended June 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$96	$889	$2	$987
Credit loss expense (benefit)	(3)	57	0	54

Balance at June 30, 2025	$93	$946	$2	$1,041

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Detailed analysis of the allowance for unfunded commitments for the three months ended June 30, 2024 follows:

Three Months Ended June 30, 2024	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$172	$352	$3	$527
Credit loss expense (benefit)	10	(349)	492	153

Balance at June 30, 2024	$182	$3	$495	$680

Detailed analysis of the allowance for unfunded commitments for the six months ended June 30, 2024 follows:

Six Months Ended June 30, 2024	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$201	$621	$3	$825
Credit loss expense (benefit)	(19)	(618)	492	(145)

Balance at June 30, 2024	$182	$3	$495	$680

The Bank has no commitments to loan additional funds to the borrowers of collateral dependent or non-accrual loans.

Certain purchased loans as later discussed in Note 4 are not considered impaired or non-accrual loans if the expected cash flows as of June 30, 2025 and December 31, 2024 exceed the carrying amount and accretion income is being recorded.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for credit losses. The Company generally monitors credit quality indicators for all non-consumer loans using the following internally prepared ratings:

●	‘Pass’ ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.
●	‘Special Mention’ ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.
●	‘Substandard’ ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.
●	‘Doubtful’ ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

As of June 30, 2025 and December 31, 2024, accrued interest on loans of $7,487 and $6,902, respectively, were excluded from CECL evaluation. Accrued interest on loans is recorded within accrued interest receivable on the condensed consolidated balance sheet.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of June 30, 2025:

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	$13,184	$13,773	$5,871	$6,728	$2,183	$9,533	$17,275	$68,547
Watch	314	386	342	94	24	25	1,691	2,876
Special Mention	0	56	302	18	9	0	841	1,226
Substandard	182	66	26	0	231	0	0	505
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$13,680	$14,281	$6,541	$6,840	$2,447	$9,558	$19,807	$73,154
Agricultural:
Pass	$3,524	$1,915	$2,388	$4,921	$4,488	$348	$37,630	$55,214
Watch	9	254	420	71	144	435	2,512	3,845
Special Mention	0	148	769	0	131	0	1,127	2,175
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$3,533	$2,317	$3,577	$4,992	$4,763	$782	$41,269	$61,234
Other
Pass	$0	$0	$0	$0	$0	$0	$0	$0
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Other	$0	$0	$0	$0	$0	$0	$0	$0
Real Estate
Commercial
Pass	$43,633	$59,606	$53,738	$113,860	$61,382	$138,225	$9,575	$480,019
Watch	329	3,676	15,249	15,723	11,695	15,078	6,877	68,627
Special Mention	0	61	117	1,138	1,304	1,634	0	4,254
Substandard	0	0	2,497	0	1,295	1,306	737	5,835
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$43,962	$63,343	$71,601	$130,721	$75,676	$156,243	$17,189	$558,735
Consumer
Pass	$28,687	$43,903	$60,013	$81,525	$46,779	$77,648	$27,206	$365,761
Watch	333	5,809	4,361	975	3,870	5,471	932	21,751
Special Mention	0	0	96	67	69	175	0	407
Substandard	0	0	0	403	41	518	40	1,002
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$29,020	$49,712	$64,470	$82,970	$50,759	$83,812	$28,178	$388,921

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate Continued):
Agricultural
Pass	$6,505	$11,563	$15,326	$29,073	$26,977	$51,243	$9,386	$150,073
Watch	126	224	1,390	1,768	162	4,956	596	9,222
Special Mention	0	0	0	0	0	1,534	750	2,284
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$6,631	$11,787	$16,716	$30,841	$27,139	$57,733	$10,732	$161,579
Construction and land:
Pass	$6,733	$11,103	$2,113	$665	$583	$3,575	$289	$25,061
Watch	0	699	0	1,623	0	0	90	2,412
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$6,733	$11,802	$2,113	$2,288	$583	$3,575	$379	$27,473
Consumer
Installment
Pass	$1,374	$899	$655	$412	$354	$560	$32	$4,286
Watch	0	0	0	8	0	0	0	8
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	8	0	0	0	8
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$1,374	$899	$655	$428	$354	$560	$32	$4,302
Vehicle
Pass	$334	$860	$645	$488	$90	$10	$0	$2,427
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$334	$860	$645	$488	$90	$10	$0	$2,427
Credit cards
Pass	$1,274	0	0	0	0	0	0	$1,274
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$1,274	$0	$0	$0	$0	$0	$0	$1,274
Total Loans
Pass	$105,248	$143,622	$140,749	$237,672	$142,836	$281,142	$101,393	$1,152,662
Watch	1,111	11,048	21,762	20,262	15,895	25,965	12,698	108,741
Special Mention	0	265	1,284	1,223	1,513	3,343	2,718	10,346
Substandard	182	66	2,523	411	1,567	1,824	777	7,350
Doubtful	0	0	0	0	0	0	0	0
Total	$106,541	$155,001	$166,318	$259,568	$161,811	$312,274	$117,586	$1,279,099

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of December 31, 2024.

December 31,	2024	2023		2022	2021	2020	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	17,359		$9,286	$8,665	$2,960	$2,604	$7,774	$16,044	$64,692
Watch	899		390	345	65	169	0	1,475	3,343
Special Mention	0		506	22	0	0	0	471	999
Substandard	353		54	0	270	9	0	0	686
Doubtful	0		0	0	0	0	0	0	0
Total Commercial and industrial	$18,611		$10,236	$9,032	$3,295	$2,782	$7,774	$17,990	$69,720
Agricultural:
Pass	$3,008		$3,096	$6,427	$6,235	$261	$196	$57,020	$76,243
Watch	32		70	74	168	0	524	2,117	2,985
Special Mention	148		782	0	90	0	0	329	1,349
Substandard	0		0	0	0	0	0	0	0
Doubtful	0		0	0	0	0	0	0	0
Total Agricultural	$3,188		$3,948	$6,501	$6,493	$261	$720	$59,466	$80,577
Other
Pass	$0		$0	$0	$0	$0	$0	$0	$0
Watch	0		0	0	0	0	0	0	0
Special Mention	0		0	0	0	0	0	0	0
Substandard	0		0	0	0	0	0	0	0
Doubtful	0		0	0	0	0	0	0	0
Total Other	$0	$		$0	$0	$0	$0	$0	$0
Real Estate
Commercial
Pass	$58,904		$68,080	$125,841	$64,969	$47,115	$104,386	$11,231	$480,526
Watch	3,765		3,857	9,916	12,514	1,792	13,332	6,460	51,636
Special Mention	0		0	0	215	0	1,008	35	1,258
Substandard	0		2,525	0	1,341	460	687	377	5,390
Doubtful	0		0	0	0	0	0	0	0
Total Commercial	$62,669		$74,462	$135,757	$79,039	$49,367	$119,413	$18,103	$538,810
Consumer
Pass	$48,876		$65,610	$89,293	$49,563	$24,547	$61,346	$24,147	$363,382
Watch	5,687		4,325	828	3,950	2,460	3,337	1,314	21,901
Special Mention	0		97	67	0	78	0	0	242
Substandard	0		0	423	43	0	464	20	950
Doubtful	0		0	0	0	0	0	0	0
Total Consumer	$54,563		$70,032	$90,611	$53,556	$27,085	$65,147	$25,481	$386,475

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate Continued):
Agricultural
Pass	$12,755	$15,988	$30,714	$28,249	$11,761	$44,010	$16,528	$160,005
Watch	0	1,393	1,800	0	1,323	3,560	0	8,076
Special Mention	0	0	0	0	340	1,148	690	2,178
Substandard	0	142	0	0	0	0	0	142
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$12,755	$17,523	$32,514	$28,249	$13,424	$48,718	$17,218	$170,401
Construction and land:
Pass	$9,734	$4,020	$938	$603	$578	$3,426	$219	$19,518
Watch	0	507	1,740	0	0	0	76	2,323
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$9,734	$4,527	$2,678	$603	$578	$3,426	$295	$21,841
Consumer
Installment
Pass	$1,416	$910	$507	$514	$313	$449	$47	$4,156
Watch	7	0	9	22	0	2	0	40
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$1,423	$910	$516	$536	$313	$451	$47	$4,196
Vehicle
Pass	$1,225	$948	$670	$165	$36	$0	$0	$3,044
Watch	0	0	0	0	1	0	0	1
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	64	10	0	0	0	0	74
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$1,225	$1,012	$680	$165	$37	$0	$0	$3,119
Credit cards
Pass	$1,270	0	0	0	0	0	0	$1,270
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$1,270	$0	$0	$0	$0	$0	$0	$1,270
Total Loans
Pass	$154,547	$167,938	$263,055	$153,258	$87,215	$221,587	$125,236	$1,172,836
Watch	10,390	10,542	14,712	16,719	5,746	20,755	11,442	90,306
Special Mention	148	1,385	89	305	418	2,156	1,525	6,026
Substandard	353	2,785	433	1,654	469	1,151	396	7,241
Doubtful	0	0	0	0	0	0	0	0
Total	$165,438	$182,650	$278,289	$171,936	$93,848	$245,649	$138,599	$1,276,409

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2025:

2025	Nonaccrual	Nonaccrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$231	$11	$0
Agricultural	0	0	0
Real estate:
Commercial real estate	2,879	449	0
Agricultural real estate	0	237	0
Consumer real estate	235	0	411
Consumer:
Installment	0	0	8

Total	$3,345	$697	$419

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024:

2024	Nonaccrual	Nonaccrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$279	$9	$0
Agricultural	0	0	0
Real estate:
Commercial real estate	2,974	477	353
Agricultural real estate	0	0	0
Consumer real estate	292	292	193
Consumer:
Installment	24	0	49

Total	$3,569	$778	$595

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Loan aging information by class of loan at June 30, 2025 and December 31, 2024:

June 30, 2025	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$227	$27	$0	$254
Agricultural	32	125	0	157
Real estate:
Commercial real estate	1,147	68	2,449	3,664
Agricultural real estate	1,467	405	0	1,872
Consumer real estate	2,664	780	410	3,854
Consumer:
Installment	34	1	8	43

Totals	$5,571	$1,406	$2,867	$9,844

December 31, 2024	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$97	$0	$9	$106
Agricultural	202	9	0	211
Real estate:
Commercial real estate	374	11	3,327	3,712
Agricultural real estate	1,613	0	0	1,613
Consumer real estate	1,999	849	375	3,223
Consumer:
Installment	116	48	73	237

Totals	$4,401	$917	$3,784	$9,102

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table represents collateral dependent loans. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2025:

2025	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$271	$0	$0	$271
Commercial other	0	0	0	0
Consumer vehicle	0	0	8	8
Consumer other	0	0	0	0
Agricultural real estate	0	0	0	0
Commercial real estate	0	5,997	0	5,997
Residential real estate	0	1,093	0	1,093

Totals	$271	$7,090	$8	$7,369

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024:

2024	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$324	$0	$0	$324
Commercial other	0	0	0	0
Consumer vehicle	0	0	74	74
Consumer other	0	0	0	0
Agricultural real estate	0	142	0	142
Commercial real estate	375	5,303	0	5,678
Residential real estate	0	1,040	0	1,040

Totals	$699	$6,485	$74	$7,258

The Company had no loans modified to borrowers experiencing financial difficulty as of June 30, 2025 and December 31, 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(5) Mortgage Banking Commitments:

The Company enters into commitments to fund residential mortgage loans (interest rate lock commitments, or IRLC) at specified times in the future, with the intention that these loans will be subsequently sold to third-party investors. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the interest rate lock. These mortgage loan commitments are considered to be derivatives. As of June 30, 2025 and December 31, 2024, the Company had approximately $44,483 and $16,121, respectively, in interest rate lock commitments outstanding.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. During 2025 and 2024, the Mortgage Banking Company used both “best efforts” and “mandatory delivery” and the Bank used “mandatory delivery” forward loan sale commitments. To facilitate the hedging of the loans, the Company has elected the fair value option for loans held for sale. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the aggregate fair value, contractual balance, and gain or loss were as follows:

	June 30, 2025	December 31, 2024
Aggregate fair value	$22,683	$9,010
Contractual balance	21,973	8,825

Gain	$710	$185

Changes in the fair value of loans held for sale, interest rate lock commitments and forward contracts are recorded in mortgage banking income in noninterest income.

Best efforts sale commitments are contracts to deliver certain mortgage loans to third-party investors at a specified date and price only if the underlying loan is funded. At June 30, 2025 and December 31, 2024, the Company had approximately $8,818 and $4,050, respectively, in best effort forward sale commitments outstanding.

Mandatory forward sale commitments are contracts to deliver a certain principal amount of mortgage loans to a third-party investor at a specified date and price. If the contractual amount of mortgages are not delivered, then a “pair-off fee” is assessed based on then-current market prices. At June 30, 2025 and December 31, 2024, the Company had approximately $57,452 and $19,814, respectively, in mandatory forward sale commitments outstanding.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(5)	Mortgage Banking Commitments (continued):

The following table provides the components of income from mortgage banking activities for the three months and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025

Gain on loans sold	$2,851	$4,482
Gain (loss) resulting from the change in fair value of loans held-for-sale	268	525
Gain (loss) resulting from the change in fair value of derivatives	403	760
Gain (loss) resulting from the change in forward contracts	(212)	(279)

Total	$3,310	$5,488

The following table provides the components of income from mortgage banking activities for the three months and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Gain on loans sold	$2,647	$4,444
Gain (loss) resulting from the change in fair value of loans held-for-sale	84	(38)
Gain (loss) resulting from the change in fair value of derivatives	(28)	149
Gain (loss) resulting from the change in forward contracts	14	(72)

Total	$2,717	$4,483

The fair value of mortgage banking derivatives reported as assets and included in other assets was approximately $948 and $188 at June 30, 2025 and December 31, 2024, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

The Company also enters into over-the-counter contracts for the future delivery of mortgage-backed securities. These contracts are fair value hedges, which are also used to offset the interest rate risk related to granting interest rate locks. It is the Company’s practice not to deliver on these contracts for future delivery of mortgage-backed securities. Instead, these contracts are settled with a “pair-off” that is assessed based on then-current market prices. The notional amounts of these contracts were $74,600 and $31,000 as of June 30, 2025 and December 31, 2024, respectively. The fair value of these contracts included in other assets and liabilities was approximately $(279) and $62 as of June 30, 2025 and December 31, 2024, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

The IRLCs and forward contracts are not designed as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in other liabilities in the consolidated balance sheets.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(5)	Mortgage Banking Commitments (continued):

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at June 30, 2025 and December 31, 2024:

Asset Derivatives

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
IRLCs	$44,483	$948	$16,121	$188
Forward contracts	0	0	31,000	62

Liability Derivatives

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Forward contracts	$74,600	$(279)	$0	$0

Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

(6) Bank Premises and Equipment:

The cost of bank premises and equipment and the total accumulated depreciation at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024

Land	$7,993	$7,993
Buildings and improvements	28,854	28,754
Furniture and equipment	7,416	7,254
	44,263	44,001
Less accumulated depreciation	(19,383)	(18,657)

	$24,880	$25,344

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(7) Commitments and Contingencies:

Loan commitments:

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit lines, letters of credit, and overdraft protection. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of June 30, 2025 and December 31, 2024 is approximately as follows:

	June 30, 2025	December 31, 2024

Commitments to extend credit	$244,966	$218,871
Committed credit-card lines	6,816	6,387
Standby letters of credit	7,040	6,737

	$258,822	$231,995

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $44,483 at June 30, 2025, with the remainder at floating market rates. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, crops, livestock, property and equipment, residential real estate, and income-producing commercial properties. Credit-card commitments are unsecured.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(7)	Commitments and Contingencies (continued):

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit are considered financial guarantees under FASB guidance. The fair value of these financial guarantees is considered immaterial.

Contingencies:

Various legal claims arise from time to time in the normal course of business, which in the opinion of management will have no material effect on the Company’s consolidated financial statements.

(8) Federal Home Loan Bank Advances and Other Borrowings:

Federal Home Loan Bank advances and letters of credit:

The Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 76% of the book value of the Bank’s 1-4 family real estate loans, 62% of the book value of the Bank’s revolving home equity lines of credit, 62% of the book value of the Bank’s 1-4 family second mortgages, 62% of the book value of the Bank’s secured farmland loans, 73% of the book value of the multi-family loans and the amount of the Bank’s securities pledged, and 72% of the commercial real estate first-lien loans. The total carrying value of the Bank’s assets pledged for FHLB advances was approximately $888,551 and $892,193 at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $447,651, based on collateral pledged. The Bank may, however, have to purchase additional FHLB stock to support future draws.

Variable rate advances are due on demand and interest is payable monthly. Various variable rate advances were obtained from the FHLB with total outstanding balances of $0 at June 30, 2025 and December 31, 2024.

Fixed rate advances are due at the maturity date, with a prepayment penalty applying and interest payable monthly. Various fixed rate advances were obtained from the FHLB with a total outstanding balance of $86,917 and various interest rates from 0.00% to 4.46% at June 30, 2025 and a total outstanding balance of $67,917, with various interest rates from 0.00% to 5.08% at December 31, 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(8)	Federal Home Loan Bank Advances and Other Borrowings (continued):

The Bank had four letters of credit totaling $66,045 at June 30, 2025, with maturity dates through May 2026.

Federal Reserve Bank Discount Window:

The Bank maintains an operating line of credit with the Federal Reserve Bank Discount Window that is secured by commercial and agricultural loans. As of June 30, 2025 and December 31, 2024, the balance owed on the line was $0. The Bank was eligible to borrow up to approximately $79,906 and $85,839, based on collateral of approximately $94,447 and $111,238 at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, the scheduled maturities of Federal Home Loan Bank advances are as follows:

2025

2025	$44,000
2026	20,000
2027	22,917
$86,917

Bankers’ Bank Borrowings:

During October 2023, Tri-County Financial Group entered into an operating line of credit with Bankers’ Bank for $10,000 at a variable interest rate based upon the Wall Street Journal Prime Rate (8.50% prime interest rate at June 30, 2024). The note is secured by 52,200 shares of the common stock of First State Bank, representing 100% of the issued and outstanding capital stock of the Bank. The line of credit matured on October 29, 2024 and was renewed with a maturity date of October 29, 2026 at a variable interest rate based upon the Wall Street Journal Prime Rate, less 0.250 percentage points (7.50% prime interest rate at June 30, 2025). The note is secured by the same terms and the balance owed on the line was $0 at June 30, 2025. There were no draws on the operating line of credit at any point during the period ended June 30, 2025 and year ended December 31, 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(9) Securities Sold Under Agreements to Repurchase:

The agreements to repurchase securities require the Company (seller) to repurchase identical securities as those that are sold. The securities underlying the agreements were under the Company’s control. Information about the repurchase agreements at June 30, 2025 follows:

2025
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,665
Mortgage-backed – residential	6,799
Collateralized mortgage obligations (CMOs)	6,735

Total securities sold under agreements to repurchase	$26,199

Information about the repurchase agreements at December 31, 2024 follows:

2024
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,271
Mortgage-backed – residential	5,304
Collateralized mortgage obligations (CMOs)	5,104

Total securities sold under agreements to repurchase	$22,679

The maximum amount of outstanding agreements at any month end during 2025 and 2024 totaled $28,325 and $31,640, respectively, and the monthly average of such agreements totaled $20,331 and $22,551 for 2025 and 2024, respectively.

(10) Subordinated Debentures:

In October 2021, the Company issued $10,000 in subordinated debentures bearing interest of 3.50% annually until October 15, 2026 at which time the rate will reset quarterly to an interest rate per year equal to the then current three-month SOFR, plus 266 basis points. The debt requires semi-annual interest payments until October 15, 2026, followed by quarterly interest payments until maturity. The Company may redeem the subordinate debentures, in whole or in part, on or after October 15, 2026, at 100% of the principal amount, plus accrued but unpaid interest and additional interest, if any. The subordinated debentures mature on October 15, 2031.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(10)	Subordinated Debentures (continued):

At June 30, 2025 and December 31, 2024, subordinated debentures are as follows:

	June 30, 2025		December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs

Subordinated debentures, due 2031 and 2026, respectively	$10,000	$154	$10,000	$166

(11) Deposits:

At June 30, 2025, the scheduled maturities of time deposits are as follows:

2025	$422,181
2026	57,613
2027	16,285
2028	2,089
2029	929

Total	$499,097

Brokered certificates were $32,482 and $49,223 at June 30, 2025 and December 31, 2024, respectively.

The aggregate amounts of time deposits (including certificates of deposit) in denominations that exceed the FDIC insurance limit of $250 were approximately $141,813 and $131,874 as of June 30, 2025 and December 31, 2024, respectively.

(12) Transactions with Related Parties:

Certain directors, executive officers, and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of approximately $3,516 and $7,494 at June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, total principal additions were $5,271 and total principal payments were $9,249. Changes in related party composition during the quarter totaled an increase of $0.

Deposit accounts with related parties totaled approximately $3,904 and $6,272 at June 30, 2025 and December 31, 2024, respectively.

In management’s opinion, such loans and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(13) Minimum Capital Requirements:

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes, as of June 30, 2025 and December 31, 2024, the Bank met all capital-adequacy requirements to which they are subject.

As of June 30, 2025, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2025 that management believes have changed this categorization.

The actual capital amounts and ratios for the Bank are also presented in the following table as of June 30, 2025 and December 31, 2024:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2025:
Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$159,095	13.8%	$	>52,053	>4.5%	$	>75,188	>6.5%
Total Capital (to Risk-Weighted Assets) Bank	$172,679	14.9%	$	>92,538	>8.0%	$	>115,673	>10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$159,095	13.8%	$	>69,404	>6.0%	$	>92,538	>8.0%
Tier-I Capital (To Average Assets) Bank	$159,095	10.4%	$	>61,028	>4.0%	$	>76,285	>5.0%
As of December 31, 2024:
Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$155,252	13.4%	$	>52,170	>4.5%	$	>75,357	>6.5%
Total Capital (to Risk-Weighted Assets) Bank	$167,534	14.5%	$	>92,747	>8.0%	$	>115,934	>10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$155,252	13.4%	$	>69,560	>6.0%	$	>92,747	>8.0%
Tier-I Capital (To Average Assets) Bank	$155,252	10.3%	$	>60,519	>4.0%	$	>75,648	>5.0%

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(13)	Minimum Capital Requirements (continued):

Consolidated capital amounts and ratios are not presented as they are not required for consolidated entities less than $3 billion in assets and the Bank comprises approximately 90% of the consolidated assets of the Company.

The Basel III Capital Rules were fully phased in on January 1, 2020 and require the Bank to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0%); 2) a minimum ratio of Tier 1 capital ratio of 8.5%); 3) a minimum ratio of total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer resulting in a minimum total capital ratio of 10.5%); and 4) a minimum Leverage Ratio of 4.0%. The net unrealized gain or loss on available-for-sale debt securities is not included in computing regulatory capital.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

The Mortgage Banking Company is also subject to capital requirements in connection with its mortgage banking activities. Failure to maintain minimum capital requirements could result in the Mortgage Banking Company’s inability to originate mortgage loans for the respective investor and therefore could have a direct material effect on the Mortgage Banking Company’s financial statements.

(14) Earnings Per Common Share:

For the three months and six months ended June 30, 2025 earnings per common share has been computed based on the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025

Net income	$3,507	$6,061

Income available to common stockholders	$3,507	$6,061

Average number of common shares outstanding used to calculate basic earnings per common share	2,388,627	2,388,757

Effect of dilutive securities:
Stock options	18,019	18,019

Average number of common shares outstanding used to calculate diluted earnings per common share	2,406,646	2,406,776

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(14)	Earnings Per Common Share (continued):

For the three months and six months ended June 30, 2024 earnings per common share has been computed based on the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Net income	$2,305	$4,980

Income available to common stockholders	$2,305	$4,980

Average number of common shares outstanding used to calculate basic earnings per common share	2,420,861	2,422,323

Effect of dilutive securities:
Stock options	18,019	18,019

Average number of common shares outstanding used to calculate diluted earnings per common share	2,438,880	2,440,343

(15) Fair Value Measurements:

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

●	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of valuation methodologies used for assets recorded at fair value:

Debt securities available for sale: The fair values of the Company’s debt securities available for sale are primarily determined by quoted prices in active markets (Level 1) and matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific debt securities, but rather by relying on the debt securities’ relationship to other benchmark quoted securities. The values determined by matrix pricing are considered Level 2 fair value measurements.

Mortgage loans held for sale: The fair values of the Company’s mortgage loans held for sale are based on quotes from third party investors.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(15)	Fair Value Measurements (continued):

Derivatives: Derivatives instruments such as interest rate lock commitments and forward contracts are valued by means of pricing models based on readily observable market parameters such as interest rate yield curves and option pricing volatilities.

Collateral-dependent impaired loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification. Non-real estate collateral may be valued using an appraisal, net book value of the borrower’s financial statements or aging reports, adjusted or discounted based on management’s expertise and knowledge of the borrower and borrower’s business. Fair value measurements prepared internally are based on management’s comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

Foreclosed assets: Real estate acquired through or in lieu of loan foreclosure is not measured at fair value on a recurring basis. However, other real estate is initially measured at fair value (less estimated costs to sell) when it is acquired and may also be measured at fair value (less estimated costs to sell) if it becomes subsequently impaired. The fair value measurement for each property must be obtained from an independent appraiser or prepared internally. Fair value measurements obtained from independent appraisers generally utilize a market approach based on sales of comparable assets and/or an income approach. Such measurements are usually considered Level 2 measurements. However, management routinely evaluates fair value measurements of independent appraisers by comparing actual selling prices to the most recent appraisals. If management determines significant adjustments should be made to the independent appraisals based on these evaluations, these measurements are considered Level 3 measurements. Fair value measurements prepared internally are based on management’s comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(15)	Fair Value Measurements (continued):

The following table presents the Company’s approximate fair value hierarchy for assets measured at fair value as of June 30:

2025
		Fair Value Measurements at
		Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets:
Debt securities available for sale	$148,152	$19,134	$129,018
Mortgage loans held for sale	$22,683		$22,683
Derivative assets	$948		$948
Liabilities:
Forward contracts	$279		$279

Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$1,873			$1,873
Foreclosed assets	$101			$101

The following table presents the Company’s approximate fair value hierarchy for assets measured at fair value as of December 31:

2024
		Fair Value Measurements at
		Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets:
Debt securities available for sale	$143,735	$24,598	$119,137
Mortgage loans held for sale	$9,011		$9,011
Derivative assets	$188		$188
Forward contracts	$62		$62

Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$6,460			$6,460
Foreclosed assets	$920			$920

There were no transfers between Level 1, Level 2, or Level 3 during 2025 or 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(15)	Fair Value Measurements (continued):

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined by quoted market prices; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair-value estimates may not be realized in an immediate settlement of the instrument. Accounting standards exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2025:

2025
			Fair Value Measurements at
			Reporting Date Using
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$47,436	$47,436			$47,436
Securities available for sale	148,152	19,134	129,018		148,152
Federal Home Loan Bank stock	3,977			3,977	3,977
Mortgage held for sale	22,683		22,683		22,683
Loans, net	1,264,434			1,234,649	1,234,649
Accrued interest receivable	8,031	8,031			8,031
Mortgage servicing rights	637		5,274		5,274
Derivative assets	948		948		948

Financial liabilities:
Deposits	$1,268,776	$865,222		$404,095	$1,269,317
FHLB advances and other borrowings	86,917			86,917	86,917
Securities sold under agreements to repurchase	26,199	26,199			26,199
Accrued interest payable	2,990	2,990			2,990
Forward commitments	279		279		279

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(15)	Fair Value Measurements (continued):

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2024:

2024
			Fair Value Measurements at
			Reporting Date Using
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$44,976	$44,976			$44,976
Securities available for sale	143,735	24,598	119,137		143,735
Federal Home Loan Bank stock	3,420			3,420	3,420
Mortgage held for sale	9,011		9,011		9,011
Loans, net	1,261,965			1,219,281	1,219,281
Accrued interest receivable	7,474	7,474			7,474
Mortgage servicing rights	790		5,274		5,274
Derivative assets	188		188		188
Forward commitments	62		62		62

Financial liabilities:
Deposits	$1,273,296	$865,392		$408,560	$1,273,952
FHLB advances and other borrowings	67,917			67,917	67,917
Securities sold under agreements to repurchase	22,679	22,679			22,679
Accrued interest payable	2,899	2,899			2,899

(16) Revenue from Contracts with Customers:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income.

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Customer-service fees: The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange income: The Company earns interchange fees from debit and credit cardholder transactions conducted through the Visa and MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(16)	Revenue from Contracts with Customers (continued):

Trust department income: The Company earns income from its contracts with trust customers to manage assets for investment and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management at month-end. Fees that are transaction-based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services are provided and the fees the Company earns, which are based on a fixed fee schedule, are recognized when the services are rendered.

Insurance services: The Company earns fees from insurance services provided to its customers. These fees are primarily earned and assessed each month as the Company provides the contracted monthly service.

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

(17) Segments:

The Company is divided into two reportable segments: Commercial Banking and Mortgage Banking. Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all markets through retail lending, deposit services, online banking mobile banking, private banking, commercial lending, commercial real estate lending, agricultural lending, and other banking services. Mortgage banking provides residential mortgage banking products through five offices in Illinois and one office in Wisconsin through our Mortgage Banking Company. The majority of the loans are sold with servicing released.

Financial information for each business segment reflects that which is specifically identifiable. Income taxes are allocated based on the effective federal tax rate adjusted for any tax-exempt activity. All tax-exempt activity and provision have been fully allocated to the commercial banking segment. Measurement of performance of business segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(17) Segments (continued):

Principally, all of the net assets of the Company are involved in the commercial banking segment. Goodwill of approximately $6 million resulting from acquisitions has been assigned to the commercial banking segment, and goodwill of approximately $2 million has been assigned to the mortgage banking segment as a result of First State Mortgage’s formation. Assets assigned to the mortgage banking primarily consist of mortgage loans held for sale and net premises and equipment.

The Company’s chief operating decision maker is comprised of the Chief Executive Officer of the Company, the Chief Executive Officer of First State Bank, and Chief Executive Officer/Chief Operating Officer of First State Mortgage. The individuals consider net interest income, noninterest income, and budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.

Selected financial information by business segment is as follows for the three months ended June 30, 2025:

Three Months Ended June 30, 2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$12,198	$60	$(14)	$12,244
Recovery for credit losses	(113)	-	-	(113)
Mortgage banking revenues	298	2,988	24	3,310
All other noninterest income	1,348	-	-	1,348
Noninterest expenses	9,247	3,015	(40)	12,222
Income (loss) before income tax expense	4,790	33	(30)	4,793
Income tax expense (benefit)	1,265	21	-	1,286
Net income (loss)	3,525	12	(30)	3,507

Selected financial information by business segment is as follows for the six months ended June 30, 2025:

Six Months Ended June 30, 2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$23,738	$166	$(22)	$23,882
Recovery for credit losses	388	-	-	388
Mortgage banking revenues	635	4,816	37	5,488
All other noninterest income	2,766	-	-	2,766
Noninterest expenses	17,963	5,640	(81)	23,522
Income (loss) before income tax expense	8,950	(658)	(66)	8,226
Income tax expense (benefit)	2,341	(176)	-	2,165
Net income (loss)	6,609	(482)	(66)	6,061

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(17)	Segments (continued):

Selected financial information by business segment is as follows for the three months ended June 30, 2024:

Three Months Ended June 30, 2024	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$10,544	$88	$(14)	$10,618
Recovery for credit losses	100	-	-	100
Mortgage banking revenues	239	2,457	22	2,718
All other noninterest income	1,399	-	-	1,399
Noninterest expenses	8,758	2,833	(40)	11,551
Income (loss) before income tax expense	3,404	(288)	(32)	3,084
Income tax expense (benefit)	864	(85)	-	779
Net income (loss)	2,540	(203)	(32)	2,305

Selected financial information by business segment is as follows for the six months ended June 30, 2024:

Six Months Ended June 30, 2024	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$20,901	$217	$(21)	$21,097
Recovery for credit losses	(1,187)	-	-	(1,187)
Mortgage banking revenues	415	4,032	36	4,483
All other noninterest income	2,647	-	-	2,647
Noninterest expenses	17,366	5,455	(81)	22,740
Income (loss) before income tax expense	7,946	(1,206)	(66)	6,674
Income tax expense (benefit)	2,040	(346)	-	1,694
Net income (loss)	5,906	(860)	(66)	4,980

(18) Subsequent events:

The Company has evaluated subsequent events for recognition and disclosure through September 15, 2025, which is the date the condensed consolidated financial statements were available to be issued.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six months ended, June 30, 2025 and 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

The consolidated Company is referred to as “we” or “our” or “the Company” in the following discussion.

Critical Accounting Policies and Use of Significant Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the determination of the allowance for credit losses and valuation of goodwill, both of which involves significant judgment by management. Our critical accounting policies and related disclosures about credit losses are discussed in more detail in the Notes to our consolidated financial statements in the 2024 Annual Report. Please refer to Note 1 – Significant Accounting Policies and Note 4 – Loans.

RESULTS OF OPERATIONS

Overview

Reconciliation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate our performance. We believe these non-GAAP financial measures are common in the banking industry and may enhance comparability for peer comparison purposes. These non-GAAP measures should be supplemental to primary GAAP financial measures and should not be read in isolation or relied upon as a substitute for primary GAAP financial measures.

Management reviews yields on tax exempt debt securities and the net interest margin on an FTE basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from debt securities exempt from federal income tax. The following table summarizes components of FTE net interest income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net interest income (GAAP)	$12,244	$10,618	$23,882	$21,097
Tax-equivalent adjustment on securities exempt from federal income tax	101	102	199	206
Net interest income, FTE (non-GAAP)	$12,345	$10,720	$24,081	$21,303

Average balance of total interest-earning assets	$1,471,844	$1,466,851	$1,465,637	$1,468,639

Net interest margin (annualized net interest income divided by the average balance of total interest-earning assets) (GAAP)	3.37%	2.91%	3.29%	2.89%

Net interest margin, FTE (annualized net interest income, FTE, divided by the average balance of total interest earning assets) (non-GAAP)	3.40%	2.94%	3.31%	2.92%

The efficiency ratio is a non-GAAP financial measure that is calculated by dividing non-interest expense by total revenue (net interest income plus non-interest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of our efficiency ratio for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Non-interest expense	$12,222	$11,551	$23,522	$22,740

Net interest income	$12,244	$10,618	$23,882	$21,097
Non-interest income	4,658	4,117	8,254	7,130
Total Revenue	$16,902	$14,735	$32,136	$28,227

Efficiency ratio (non-interest divided by total revenue) (non-GAAP)	72.3%	78.4%	73.2%	80.6%

Summary of Performance

Interest rates remained elevated during the first six months of both 2025 and 2024, and the yield curve was inverted during both periods. The rapid increase in interest rates during 2022 and 2023 significantly increased funding costs in the banking industry and diminished mortgage loan originations. Higher rates have also negatively affected the fair value of debt securities.

Despite these economic headwinds, our profitability improved significantly in 2025. Net income was $6.1 million in the six months ended June 30, 2025, a 22% increase over the $5.0 million earned in the first half of 2024. Better operating results were primarily due to a $2.8 million, or 13%, improvement in net interest income, offset by a $1.6 million unfavorable variance in credit loss expense. Credit loss expense in the first half of 2025 was $388,000, compared to a credit loss recovery (i.e., a credit to pre-tax earnings) of $1.2 million in the prior year period.

Noninterest income in the first six months of 2025 was $1.1 million, nearly 16%, greater than the first six months of 2024, primarily due to increased mortgage banking income. Noninterest expense increased 3.4% in the first six months of 2025 as compared to the prior year, primarily due to professional fees incurred to register certain shares of our common stock on a registration statement with the SEC.

Selected information about our results for the six months ended June 30, 2025 and 2024 are scheduled below:

Statement of Income Data	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	%
Interest income	$39,638	$38,380	$1,258	3.3%
Interest expense	15,756	17,283	(1,527)	(8.8)%
Net interest income	23,882	21,097	2,785	13.2%
Credit loss expense (recovery)	388	(1,187)	1,575	(132.7)%
Noninterest income	8,254	7,130	1,124	15.8%
Noninterest expense	23,522	22,740	782	3.4%
Income tax expense	2,165	1,694	471	27.8%
Net Income	$6,061	$4,980	$1,081	21.7%

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,465,637	$1,468,639	$(3,002)	(0.2)%
Average total assets	1,527,438	1,531,465	(4,027)	(0.3)%
Average stockholders’ equity	146,245	137,309	8,936	6.5%

Selected Financial Ratios
Return on average assets	0.80%	0.65%	0.15%	22.4%
Return on average equity	8.36%	7.29%	1.06%	14.6%
Net interest margin (1)	3.31%	2.92%	0.40%	13.6%
Stockholders’ equity to total assets	9.53%	9.30%	0.23%	2.5%
Dividend payout ratio	19.70%	19.48%	0.22%	1.1%

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Net income for the three months ended June 30, 2025 was $3.5 million, a 52% increase compared to net income of $2.3 million in the three months ended June 30, 2024. This substantial earnings improvement was driven primarily by a 15% increase in net interest income and 13% increase in noninterest income.

Selected information about our results for the three months ended June 30, 2025 and 2024 are scheduled below:

Statement of Income Data	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	%
Interest income	$20,108	$19,391	$717	3.7%
Interest expense	7,864	8,773	(909)	(10.4)%
Net interest income	12,244	10,618	1,626	15.3%
Credit loss expense (recovery)	(113)	100	(213)	(213.0)%
Noninterest income	4,658	4,117	541	13.1%
Noninterest expense	12,222	11,551	671	5.8%
Income tax expense	1,286	779	507	65.1%
Net Income	$3,507	$2,305	$1,202	52.1%

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,471,844	$1,466,851	$4,993	0.3%
Average total assets	1,533,803	1,529,363	4,440	0.3%
Average stockholders’ equity	147,654	138,142	9,512	6.9%

Selected Financial Ratios
Return on average assets	0.97%	0.61%	0.36%	59.4%
Return on average equity	9.63%	6.71%	2.92%	43.5%
Net interest margin (1)	3.40%	2.94%	0.46%	15.7%
Stockholders’ equity to total assets	9.53%	9.30%	0.23%	2.5%
Dividend payout ratio	17.02%	21.04%	(4.02)%	(19.1)%

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Individual components of net income are discussed in more detail below.

Net Interest Income

Our profitability depends primarily on net interest income. Net interest income represents the difference between income derived from interest-earning assets and the expense incurred on interest-bearing liabilities. Net interest income is affected by the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) as well as the relative volumes of interest-earning assets and interest-bearing liabilities during the reporting period.

Our earning asset yields and cost of funds have been affected by the rate cuts of the Federal Open Market Committee (“FOMC”). These rate cuts, totaling 100 basis points, occurred at the FOMC’s meetings in September, November, and December, 2024. Since then, the FOMC has maintained its target rate for federal funds at 4.25-4.50% through its July 2025 meeting. Yields on earning assets, especially fixed rate loans and debt securities, have lagged behind the increase in funding costs. The Federal Reserve’s rapid increases in short-term interest rates in 2023 and 2022 affected our funding sources much faster, and to a greater degree, than our ability to reprice earning assets.

Our net interest income was $23.9 million and $21.1 million for the six months ended June 30, 2025 and 2024, respectively. In the first half of 2025, on a full-tax equivalent basis, our net interest margin improved to 3.31% from 2.92% in the same period of 2024. The improvement in net interest margin was due primarily to higher loan yields and a decrease in the cost of time deposits and FHLB advances.

Our net interest income was $12.2 million and $10.6 million for the three months ended June 30, 2025 and 2024, respectively. In the second quarter of 2025, on a full-tax equivalent basis, our net interest margin improved to 3.40%, up from 3.26% in the first quarter of 2025 and 2.94% in the second quarter of 2024. The improvement in net interest margin was due primarily to higher loan yields and a decrease in the cost of time deposits and FHLB advances.

For the six months ended June 30, 2025, a full-tax equivalent basis, total interest income improved by $1.25 million, or 3%, compared to the same period of 2024. The increase was substantially due to higher loan yields. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. The increase in loan yields, to 5.84% from 5.63%, more than offset a slight decrease in average loan volume.

For the three months ended June 30, 2025, on a full-tax equivalent basis, total interest income improved by $0.7 million, or a 3.7%, in the second quarter of 2025 compared to the same quarter of 2024. The increase was primarily due to higher loan yields. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. The increase in loan yields, to 5.93% from 5.69%, more than offset a very slight decrease in average loan volume.

During the six months ended June 30, 2025, the average amortized cost balance of debt securities was $160.4 million, a 9.5% decline from the comparable period of 2024. This decline was due to maturities, calls, and paydowns.

For the six months ended June 30, 2025, dividends on Federal Home Loan Bank of Chicago (“FHLB”) stock decreased to $147,000 from $212,000 in the comparable period of 2024. The decrease was primarily due to a 27% decrease in average balance. We have redeemed some FHLB stock because we have been borrowing less from the FHLB. The timing of dividend payments and stock purchases and redemptions may distort the yield on average balances.

Interest expense decreased by $1.5 million, or nearly 9%, in the six months ended June 30, 2025, compared to the same period in 2024. Interest expense on time deposits decreased by $872,000 because the average balance decreased slightly and the interest rate declined significantly, from 4.13% to 3.81%. During the first six months of 2025, the cost reduction on time deposits more than offset increased interest expense on demand and savings and money market deposits. The cost of total interest-bearing deposits declined to 2.57% in the first half of 2025, from 2.69% in the comparable period of 2024.

Interest expense decreased by $909,000, or 10%, in the three months ended June 30, 2025, compared to the same period of 2024. Interest expense on time deposits decreased by $760,000, or 14%, as both the average volume and interest rate declined. The cost reduction on time deposits more than offset increased interest expense on demand and savings and money market deposits. The cost of total interest-bearing deposits declined to 2.56% in the three months ended June 30, 2025, from 2.76% in the three months ended June 30, 2024.

Average interest-bearing deposits in the six months ended June 30, 2025 were 1% more than in the comparable period of 2024. Average time deposits decreased by nearly 1% while average interest-bearing demand deposits increased by nearly 4%. Average savings and money market account balances increased 1% compared to the first half of 2024.

Average interest-bearing deposits in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were little changed. Average time deposits decreased by 3% while average interest-bearing demand deposits increased by nearly 7%. Average savings and money market account balances increased 1% compared to the second quarter of 2024.

The cost of FHLB advances and repurchase agreements also decreased significantly in 2025 as deposit and borrowing costs in 2025 were influenced by the FOMC short-term rate cuts, totaling 100 basis points, during the last four months of 2024. During the six months ended June 30, 2025, the rate on FHLB advances was 4.66%, as compared to the 5.39% cost during the comparable period of 2024. Consequently, due to favorable volume and rate variances, interest expense on FHLB advances was $915,000 less in the six months ended June 30, 2025, compared to the same period in 2024.

During the three months ended June 30, 2025, the rate on FHLB advances was 4.57%, as compared to the 5.33% cost in the same period of 2024. Consequently, due to favorable volume and rate variances, interest expense on FHLB advances was $284,000 less in the second quarter of 2025 compared to the same quarter of 2024.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2025 and 2024. Non-accrual loans are included in average balances. The yields in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the “net interest margin” for the periods shown.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
			(Dollars in thousands)
Assets
Loans (1) (2)	$1,278,533	$37,019	5.84%	$1,280,555	$35,853	5.63%
Debt securities - taxable	109,055	1,231	2.28%	123,077	1,393	2.28%
Debt securities - tax-exempt (3)	51,345	949	3.73%	54,241	982	3.64%
Interest-bearing balances at banks	21,167	471	4.49%	4,411	122	5.56%
Federal funds sold	2,103	20	1.92%	1,685	24	2.86%
Federal Home Loan Bank stock	3,434	147	8.63%	4,670	212	9.13%
Total interest-earning assets	1,465,637	39,837	5.48%	1,468,639	38,586	5.28%
Cash and due from banks -noninterest bearing	16,299			20,358
Cash surrender value of life insurance	20,412			19,860
Premises and equipment, net	25,075			25,417
Unrealized gains (losses) on securities	(13,747)			(15,697)
Allowance for credit losses on loans	(14,488)			(15,486)
Other assets	28,250			28,374
Total assets	$1,527,438			$1,531,465
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$284,177	$1,972	1.40%	$273,800	$1,738	1.28%
Savings and money market	319,795	2,655	1.67%	315,268	2,526	1.61%
Time deposits	500,296	9,464	3.81%	503,688	10,336	4.13%
Total interest-bearing deposits	1,104,268	14,091	2.57%	1,092,756	14,600	2.69%
Federal Home Loan Bank advances	48,512	1,121	4.66%	76,014	2,036	5.39%
Securities sold under agreement to repurchase	20,331	358	3.55%	21,292	454	4.29%
Federal funds purchased and other borrowings	420	11	5.28%	459	18	7.89%
Subordinated debt	9,841	175	3.59%	9,817	175	3.58%
Total interest-bearing liabilities	1,183,372	15,756	2.68%	1,200,338	17,283	2.90%
Non-interest bearing demand deposits	178,895			176,510
Other noninterest bearing liabilities	18,926			17,308
Total liabilities	1,381,193			1,394,156
Stockholders’ equity	146,245			137,309
Total liabilities and stockholders’ equity	$1,527,438			$1,531,465

Net interest income / margin (3)		$24,081	3.31%		$21,303	2.92%
Less tax equivalent adjustment		(199)			(206)
Net interest income		$23,882			$21,097

(1) Includes loans held for sale and nonaccrual loans.

(2) Yield amounts on loans include fees.

(3) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

The following table sets forth average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2025 and 2024. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the net interest margin for the periods shown.

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
			(Dollars in thousands)
Assets
Loans (1) (2)	$1,285,692	$18,791	5.93%	$1,287,563	$18,216	5.69%
Debt securities - taxable	109,821	649	2.40%	115,049	613	2.14%
Debt securities - tax-exempt (3)	51,699	480	3.76%	53,442	485	3.65%
Interest-bearing balances at banks	19,329	216	4.53%	4,761	66	5.58%
Federal funds sold	1,783	10	2.27%	1,745	12	2.77%
Federal Home Loan Bank stock	3,520	63	7.26%	4,291	101	9.47%
Total interest-earning assets	1,471,844	20,209	5.57%	1,466,851	19,493	5.34%
Cash and due from banks -noninterest bearing	16,342			20,019
Cash surrender value of life insurance	20,483			19,928
Premises and equipment, net	24,960			25,272
Unrealized gains (losses) on securities	(13,363)			(16,379)
Allowance for credit losses on loans	(14,552)			(14,992)
Other assets	28,089			28,664
Total assets	$1,533,803			$1,529,363
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$284,633	$1,017	1.45%	$267,072	$857	1.29%
Savings and money market	319,223	1,304	1.66%	315,340	1,270	1.62%
Time deposits	498,106	4,638	3.78%	515,209	5,398	4.21%
Total interest-bearing deposits	1,101,962	6,959	2.56%	1,097,621	7,525	2.76%
Federal Home Loan Bank advances	55,595	627	4.57%	68,760	911	5.33%
Securities sold under agreement to repurchase	20,446	180	3.57%	22,022	234	4.27%
Federal funds purchased and other borrowings	918	11	4.86%	920	15	6.56%
Subordinated debt	9,844	87	3.58%	9,820	88	3.60%
Total interest-bearing liabilities	1,188,765	7,864	2.68%	1,199,143	8,773	2.94%
Non-interest bearing demand deposits	179,188			175,001
Other noninterest bearing liabilities	18,196			17,077
Total liabilities	1,386,149			1,391,221
Stockholders’ equity	147,654			138,142
Total liabilities and stockholders’ equity	$1,533,803			$1,529,363

Net interest income / margin (3)		$12,345	3.40%		$10,720	2.94%
Less tax equivalent adjustment		(101)			(102)
Net interest income		$12,244			$10,618

(1) Includes loans held for sale and nonaccrual loans.

(2) Yield amounts on loans include fees.

(3) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Volume variances are equal to the increase or decrease in average balance multiplied by the average rate in the prior period. Changes attributable to rate variances are equal to the increase or decrease in the average interest rate multiplied by the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate multiplied by the change in average balance and are included below in the average volume column.

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the six months ended June 30, 2025.

	Six Months Ended June 30, 2025
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$(158)	$1,324	$1,166
Debt securities - taxable	(162)	-	(162)
Debt securities - tax-exempt (1)	(56)	23	(33)
Interest-bearing balances at banks	373	(24)	349
Federal funds sold	4	(8)	(4)
Federal Home Loan Bank stock	(53)	(12)	(65)
Total interest income	$(53)	$1,304	$1,251

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$67	$167	$234
Savings and money market deposits	31	98	129
Time deposits	(93)	(779)	(872)
Total interest expense on deposits	5	(514)	(509)
Federal Home Loan Bank advances	(641)	(274)	(915)
Securities sold under agreement to repurchase	61	(157)	(96)
Federal funds purchased and other borrowings	5	(12)	(7)
Subordinated debt	(-)	-	-
Total interest expense	(570)	(957)	(1,527)

Net interest income (1)	$517	$2,261	$2,778
Tax equivalent adjustment			7
Net interest income			$2,785

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the three months ended June 30, 2025.

	Three Months Ended June 30, 2025
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$(178)	$753	$575
Debt securities - taxable	(36)	72	36
Debt securities - tax-exempt (1)	(20)	15	(5)
Interest-bearing balances at banks	162	(12)	150
Federal funds sold	-	(2)	(2)
Federal Home Loan Bank stock	(15)	(23)	(38)
Total interest income	$(86)	$802	$716

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$56	$104	$160
Savings and money market deposits	5	29	34
Time deposits	(204)	(556)	(760)
Total interest expense on deposits	(143)	(423)	(566)
Federal Home Loan Bank advances	235	(519)	(284)
Securities sold under agreement to repurchase	101	(155)	(54)
Federal funds purchased and other borrowings	12	(16)	(4)
Subordinated debt	1	(2)	(1)
Total interest expense	206	(1,115)	(909)

Net interest income (1)	$(291)	$1,916	$1,625
Tax equivalent adjustment			1
Net interest income			$1,626

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Provisions for Credit Losses

Credit risk is inherent in the business of making loans. We maintain an allowance for credit losses on loans through charges or credits to earnings, which are presented in the statements of income as credit loss expense or recovery of credit loss expense. Determining the appropriate level of the allowance involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio, including the fair value of collateral or discounted cash flows of specifically identified impaired loans. This process, by its nature, creates variability in the amount and frequency of charges or credits to the Company’s earnings. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. Subsequent recoveries, if any, are credited to the allowance.

At June 30, 2024 our recovery of credit loss expense on loans was $1,042,000 and recovery of credit loss expense on off balance sheet loans was $145,000. In 2024, our recovery of credit loss expense on loans was $1.4 million, partially offset by $162,000 of credit loss expense on off-balance sheet commitments. The expense recovery was largely due to decreases in the loss factors applied to certain loan pools. During the first quarter of 2024, we refined the loss factors in our CECL model to include more current and relevant data. The changes reflect faster loan paydown experience and a more favorable economic climate than previously expected. Consequently, the loss factors applied to some of our loan pools, primarily in the real estate segment, decreased, while these adjustments increased the estimated loss factors applied to other loan pools, such as construction and commercial loans. The net effect was a recovery of credit loss expense. These changes reduced the expected loss factors applied to pools of loans and off-balance sheet commitments and resulted in a $1.3 million credit to earnings, with $988,000 and $298,000 attributable to loans and off-balance sheet commitments, respectively. The credit to earnings was offset by corresponding decreases to the allowances for expected losses on loans and off-balance sheet commitments.

Expected losses on individual problem loans were approximately $800,000 at both June 30, 2025 and December 31, 2024, so approximately 95% of our allowance was allocated to pools of loans.

Credit loss expense on loans was $103,000 for the second quarter of 2025. Credit loss recovery on loans was $53,000 for the second quarter of 2024. Economic conditions have been moderate, with GDP projections and unemployment holding steady, resulting in a mixed loss rate calculation for individual segments. Qualitative risk factors were adjusted down slightly from the previous period as a projected downturn in commercial real estate property values did not materialize.

Non-Interest Income

The following table sets forth the Company’s various components of non-interest income for the six months ended June 30, 2025.

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percentage
Non-interest income	(In Thousands of Dollars)

Service charges on deposits		$511	$(511)	(100.0)%
Mortgage banking income	5,488	4,483	1,005	22.4%
Debit card and ATM fees	896	914	(18)	(2.0)%
Insurance services	728	529	199	37.6%
Trust fees	102	111	(9)	(8.1)%
Other customer service fees	624	66	558	845.5%
Earnings on Bank-owned life insurance	281	261	20	7.7%
Other non-interest income	135	255	(120)	(47.1)%
Total non-interest income	$8,254	$7,130	$1,124	15.8%

The following table sets forth the Company’s various components of non-interest income for the three months ended June 30, 2025.

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percentage
Non-interest income	(In Thousands of Dollars)

Service charges on deposits	$(253)	$271	$(524)	(193.4)%
Mortgage banking income	3,310	2,718	592	21.8%
Debit card and ATM fees	469	478	(9)	(1.9)%
Insurance services	319	299	20	6.7%
Trust fees	65	67	(2)	(3.0)%
Other customer service fees	572	29	543	1872.4%
Earnings on Bank-owned life insurance	142	131	11	8.4%
Other non-interest income	34	124	(90)	(72.6)%
Total non-interest income	$4,658	$4,117	$541	13.1%

Non-interest income was $4.7 million in the three months ended June 30, 2025 and $4.1 million in the three months ended June 30, 2024, representing a 13% improvement.

Insurance service revenue contributed to the increase in consolidated non-interest income in 2025. The timing of premium payments received from customers may skew insurance revenue from one quarter to the next. Insurance services revenue is generated by Tri-County Insurance Services, Inc. (d/b/a First State Insurance) (“FSI”), a wholly-owned subsidiary of the Bank. FSI had revenue of $728,000 in the six months ended June 30, 2025, an increase of $199,000, or 38% increase from the same period in 2024. The revenue increase in 2025 is primarily due to incentive commissions received from insurers. FSI continues to be profitable, with net income of $201,000 and $96,000 in the six months ended June 30, 2025 and 2024, respectively.

The average balance of our investment in life insurance policies was $20.4 million and $19.9 million during the first six months of 2025 and 2024, respectively. The increase in cash surrender value resulted in a tax exempt yield of 2.78% and 2.58% during the six months ended June 30, 2025 and 2024 respectively. No death benefits were received in either year. As an investment, the policies are designed to be held until death of the insured.

The average balance of our investment in life insurance policies was $20.5 million and $19.9 million during the three months ended June 30, 2025 and 2024, respectively. The increase in cash surrender value resulted in a tax exempt yield of 2.81% and 2.64% during the three months ended June 30, 2025 and 2024, respectively. As noted above, no death benefits were received in either year. As an investment, the policies are designed to be held until death of the insured.

Most of our mortgage banking activity occurs at First State Mortgage Services, LLC (“FSM”), a wholly-owned subsidiary of the Bank. Mortgage banking income increased by $1.0 million, or 22%, in the six months ended June 30, 2025 compared to the same period in 2024. Loan originations have increased in 2025, following a modest increase of 1.7% in calendar year 2024.

In the three months ended June 30, 2025, mortgage banking income increased by $592,000, or 22%, compared to the same period of 2024. Loan originations in second quarter of 2025 were significantly higher than the comparable quarter of 2024. Operating results continued to improve as FSM achieved a small profit in the second quarter of 2025, following years of net losses in 2024, 2023, and 2022.

FSM is structured to provide conventional and government-sponsored financing on 1-4 family residences. FSM’s profitability and mortgage loan volume are greatly affected by market interest rates. Rising interest rates, beginning in March 2022, have substantially ended mortgage refinancing activity and slowed the pace of home sales. Demand for new single-family homes still exists, but the supply of existing homes on the market has been reduced.

FSM had 68 full-time equivalent employees at June 30, 2025, compared to 70 at December 31, 2024. We continue to try and adjust the scale of mortgage operations without significantly reducing our capacity to serve our markets.

Despite the less favorable rate environment in recent years, FSM financial performance has been improving. The net loss for the first half of 2025 was 44% less than the comparable period in 2024, and FSM had a small profit of $12,000 for the quarter ended June 30, 2025, compared to a net loss of $204,000 for the quarter ended June 30, 2024.

Non-Interest Expense

The following table sets forth the various components of our non-interest expense for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percentage
Non-interest expense	(In Thousands of Dollars)

Salaries and employee benefits	$15,458	$15,128	$330	2.2%
Occupancy	1,335	1,444	(109)	(7.5)%
Furniture and equipment	575	593	(18)	(3.0)%
Data processing	2,044	1,857	187	10.1%
FDIC insurance assessments	338	360	(22)	(6.1)%
Insurance	62	70	(8)	(11.4)%
Advertising	327	317	10	3.2%
Professional fees	1,296	865	431	49.8%
Other non-interest expense	2,087	2,106	(19)	(0.9)%
Total non-interest expense	$23,522	$22,740	$782	3.4%

Efficiency ratio	73.2%	80.6%	(7.4)%	(9.1)%
FTE employees at period-end	286	309	(23)	(7.4)%

The following table sets forth the various components of our non-interest expense for the three months ended June 30, 2025 and 2024.

	Quarter Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percentage
Non-interest expense	(In Thousands of Dollars)

Salaries and employee benefits	$7,906	$7,553	$353	4.7%
Occupancy	666	725	(59)	(8.1)%
Furniture and equipment	292	295	(3)	(1.0)%
Data processing	1,054	975	79	8.1%
FDIC insurance assessments	171	180	(9)	(5.0)%
Insurance	31	16	15	93.8%
Advertising	171	169	2	1.2%
Professional fees	924	575	349	60.7%
Other non-interest expense	1,007	1,063	(56)	(5.3)%
Total non-interest expense	$12,222	$11,551	$671	5.8%

Efficiency ratio	72.3%	78.4%	(6.1)%	(7.8)%
FTE employees at period-end	286	309	(23)	(7.4)%

Despite inflationary pressures, we were largely successful in controlling non-interest expense in the first half of 2025. Total non-interest expense increased slightly more than the rate of inflation, which included the costs of preparing our registration statement to file with the SEC and increased incentive pay for our mortgage bankers.

In the three months ended June 30, 2025, our efficiency ratio decreased to 72% from 78% for the comparable period of 2024. The lower efficiency ratio results from significantly higher net interest income and non-interest income, up 15% and 13%, respectively, in the three months ended June 30, 2025. In contrast, non-interest expense increased 6% in the three months ended June 30, 2025 largely due to higher incentive-based pay and the costs of preparing our registration statement.

Income Taxes

Income tax expense was $2.2 million and $1.7 million in the six months ended June 30, 2025 and 2024, respectively. The 28% increase in income tax expense was directionally consistent with the 24% increase in pre-tax income. Our effective income tax rate (income tax expense divided by pre-tax income) was 26.3% and 25.4% in the first half 2025 and 2024, respectively, compared to the combined federal and state statutory income tax rate of approximately 28.5%. The difference between the combined federal and state statutory rate and our effective tax rate is primarily due to tax-exempt interest income and earnings on Bank-owned life insurance. The average balance of our tax-exempt municipal securities decreased in 2025 due to maturities, calls, and paydowns. Less tax-exempt interest income contributed to the higher effective tax rate in 2025.

In the three months ended June 30, 2025 and 2024, our income tax expense was $1.3 million and $779,000 respectively. The 65% increase in tax expense was directionally consistent with the 55% increase in our pre-tax income. Our effective income tax rate (income tax expense divided by pre-tax income) was 26.8% and 25.3% in the three months ended 2025 and 2024, respectively, compared to the combined federal and state statutory income tax rate of approximately 28.5%.

FINANCIAL CONDITION

Overview

Total assets were $1.56 billion at June 30, 2025, representing an increase of $23.7 million, or 1.5%, from December 31, 2024. The most significant change in assets was the $13.7 million increase in mortgage loans held for sale. Asset growth was funded primarily by FHLB advances and retained earnings.

Our primary investing activities are the origination of real estate, commercial, and agricultural loans and the purchase of debt securities. Assets are funded primarily by deposits, borrowings such as FHLB advances, securities sold under agreement to repurchase and stockholders’ equity.

Our primary earning assets and funding sources are discussed below, including significant changes in our assets, liabilities, and stockholders’ equity during the first six months of 2025.

Securities Portfolio

The securities portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

Consistent with our investment policy, our portfolio consists of (i) U.S. Treasury securities and U.S. Government sponsored entities’ debt securities for liquidity and pledging; (ii) mortgage-backed securities and collateralized mortgage obligations, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; and (iii) municipal obligations, which provide tax free income and limited pledging potential.

All debt securities are classified as available-for-sale. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Regular adjustments are made to reflect changes in the fair value of our available-for-sale securities.

Our investment portfolio increased $4.4 million from December 31, 2024 to June 30, 2025 with the purchase of additional securities to the portfolio.

The amortized cost and fair value of our Treasury securities were $19.9 million and $19.1 million, respectively at June 30, 2025. The amortized cost and fair value of our Treasury securities were $25.8 million and $24.6 million, respectively, at December 31, 2024. Our federal agency obligations consist of securities issued by U.S. government-sponsored enterprises, primarily the FHLB. We also invest in SBA guaranteed loan participations.

The fair value of our debt securities recovered in the second quarter of 2025 compared to year-end 2024. Unrealized losses in our securities portfolio are due to increases in interest rates rather than credit deterioration. None of our securities has had a past due payment.

Absent credit quality concerns or further increases in market interest rates, unrealized losses on debt securities generally recover as the maturity date approaches.

Loan Portfolio

Our loan portfolio consists of various types of loans. The three segments of our loan portfolio are: commercial (including agricultural production); real estate; and consumer. At June 30, 2025 and December 31, 2024, the real estate segment comprised 89% and 88%, respectively, of our loan portfolio. The real estate segment primarily consists of commercial and one-to-four family residential loans. Smaller portions of the real estate segment are agricultural loans and construction and land loans. Our loans are primarily to borrowers in the Illinois markets where we operate.

Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, small retail shopping centers, single family and multi-family residential buildings, and various other properties including restaurants and hotels. None of our loans are secured by, or dependent on, office buildings in large urban centers such as downtown Chicago. Agricultural real estate loans are primarily for land acquisition and other long-term farm financing.

At June 30, 2025 and December 31, 2024, approximately 90% of our residential real estate loans are secured by first liens on one-to-four family residential properties. The rest of the portfolio are home equity loans and other home loans secured by junior liens. At origination, evaluation of borrower repayment ability includes a review of debt to income, credit scores, and certain other information. Collateral coverage is based on appraisals.

Construction and land development loans are generally secured by vacant land and/or property in the process of improvement, including (1) land development preparatory to erecting vertical improvements, and (2) the construction of industrial, commercial, residential, or farm buildings. Repayment of these loans typically depends on the sale of the property to third parties or the successful and timely completion of the improvements by the builder for the end user.

Commercial and agricultural loans are primarily for working capital, asset acquisition or expansion, and other business purposes. Underwriting of these loans is based primarily on the historical and projected cash flow of the borrower, guarantor support and finally on the underlying collateral. Financial information obtained from borrowers, such as tax returns or accountant-prepared financial statements are used to evaluate debt service sufficiency. Such financial information and evaluations are updated periodically during the life of the loan.

Consumer loans for household, family, and other personal expenditures are less than 1% of our total loan portfolio. At the time of origination, we evaluate the borrower’s repayment ability primarily through a review of debt to income and credit scores.

Loan characteristics and risks and underwriting are described in more detail in our consolidated financial statements in the 2024 Annual Report, primarily in accompanying Notes 1 and 4.

Loan volume in the first half of 2025 was slightly more compared to year-end 2024. Total loans were approximately 0.2% more at June 30, 2025 compared to year-end 2024.

The following table sets forth loans within each segment of our portfolio at June 30, 2025 and year-end 2024, including their percentage of total loans and increase (decrease) through the second quarter of 2025:

	June 30,	Dec. 31,	June 30,	Dec. 31,	Increase (Decrease)
	2025	2024	2025	2024	in 2025
	(Dollars in thousands)		Percent of Total Loans		Percentage
Commercial
Commercial	$73,154	$69,720	5.7%	5.5%	4.9%
Agricultural	61,234	80,577	4.8%	6.3%	(24.0)%
Real estate
Commercial real estate	558,735	538,810	43.7%	42.2%	3.7%
Agricultural real estate	161,579	170,401	12.6%	13.4%	(5.2)%
Consumer real estate	388,921	386,475	30.4%	30.3%	0.6%
Construction and land	27,473	21,841	2.2%	1.7%	25.8%
Consumer
Installment	4,302	4,196	0.3%	0.3%	2.5%
Vehicle	2,427	3,119	0.2%	0.2%	(22.2)%
Credit cards	1,274	1,270	0.1%	0.1%	0.3%
Total loans	1,279,099	1,276,409	100.0%	100.0%	0.2%
Allowance for credit losses	(14,665)	(14,444)	(1.1)%	(1.1)%	1.5%
Loans, net	$1,264,434	$1,261,965			0.2%

Past Due Loans

Loans past due are summarized in the following table.

	(Dollars in thousands)		Percentage of Total Loans
Loans past due	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
30-89 days past due	$6,977	$5,318	0.55%	0.42%
90 or more days past due	2,867	3,784	0.22%	0.30%
Total loans past due 30 days or more	$9,844	$9,102	0.77%	0.71%

Past due loans remain at manageable levels. At June 30, 2025, three loans comprise 91% of total loans past due 90 days or more. The largest two loans each had a balance of approximately $1.2 million each and are secured by owner-operated commercial real estate. The other is a residential mortgage loan that is fully secured. Management believes cash flow from operations and, if necessary, collateral coverage will prevent or mitigate losses on these loans.

Sources of Funds

Our primary sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced by market interest rates, economic conditions, and customer behavior, all of which can change over time.

Deposits

The composition and cost of our deposit base are important components in analyzing our net interest margin and balance sheet liquidity. Our liquidity is impacted by the volatility of deposits, given the risk of that money leaving our Bank for rate-related or other reasons. Deposits can be adversely affected if economic conditions weaken, especially in the markets where we operate.

Due to well publicized bank failures in 2023, concerns about uninsured deposits have risen. Potentially, our most volatile deposits are those that exceed the FDIC deposit insurance limit. Rate sensitivity is another potential cause of deposit volatility, as customers may seek more attractive interest rates on their balances. Customers with higher balances may be more rate-sensitive than customers with smaller balances.

Total average deposits were $1.10 billion in the second quarter of 2025. Total deposits as of June 30, 2025 were $1.27 billion, representing a $4.5 million (or $0.4%) decrease from year-end 2024. However, the majority of this decrease can be attributed to a reduction in brokered deposits by approximately $16 million from year end to June 30, 2025. At June 30, 2025, deposit categories were similar to year end 2024 as a percent of total deposits.

Also in 2023, we began participating in a program offered by the State of Illinois, whereby we obtain time deposit funding in exchange for commitments to make a certain amount of agricultural loans. The average balance of State of Illinois time deposits was $65.0 million at June 30, 2025 and December 31, 2024.

Deposits as of June 30, 2025 and year-end 2024 are presented below, together with the percentage increase (decrease) as of June 30, 2025:

	June 30,	December 31,	Increase
	2025	2024	(Decrease)
Deposit Category (Dollars in thousands)
Demand, non-interest bearing	$170,359	$176,978	(3.7)%
Demand, interest bearing	275,687	263,600	4.6%
Savings, including money market	323,632	331,480	(2.4)%
Time, $250 and over	141,813	131,874	7.5%
Time, under $250	357,285	369,364	(3.3)%
Total deposits	$1,268,776	$1,273,296	(0.4)%

Maturities of time deposits as of June 30, 2025 are shown below:

	June 30, 2025	Percentage of Total
Maturing Period (Dollars in thousands)
Within one year	$422,181	84.6%
Over one year through two years	57,613	11.5%
Over two years through three years	16,285	3.3%
Over three years through four years	2,089	0.4%
Over four years through five years	929	0.2%
Total time deposits	$499,097	100.0%

Core deposits are defined by the banking regulators as all deposit accounts of $250,000 and less, minus any fully insured brokered deposits of $250,000 or less. Our core deposits have been relatively stable, while our use of brokered deposits has declined in 2024 and the first half of 2025. Information about our core deposits and brokered deposits follows as of the dates indicated:

	June 30, 2025	December 31, 2024
Core and Brokered Deposits (Dollars in thousands)
Core deposits	$1,095,197	$1,093,886
% of total deposits	86.3%	85.9%
Change from prior balance sheet date	$1,311	$42,720
% Change from prior balance sheet date	0.1%	4.1%

Brokered deposits	$32,482	$49,223
% of total deposits	2.6%	3.9%

A portion of our deposits are from state, county, and municipal customers. In general, public deposits exceed the FDIC insurance limits so, as allowed by law, we have specifically pledged a portion of our debt securities to collateralize these deposits. The banking regulators refer to collateralized public deposits as “preferred deposits.”

As shown below, uninsured and preferred deposit balances have been relatively stable. Estimated uninsured deposits and preferred deposits and their percentage to total deposits follow as of the dates indicated:

	June 30, 2025	December 31, 2024
Uninsured and Preferred Deposits (Dollars in thousands)
Estimated amount of uninsured deposits	$313,576	$320,972
Preferred deposits	107,363	107,613
Estimated uninsured deposits, net of preferred deposits	$206,213	$213,359
As a percent of total deposits
Estimated uninsured deposits	24.7%	25.2%
Estimated uninsured deposits, net of preferred	16.3%	16.8%

Other Borrowings

We also used repurchase agreements as a funding source. Repurchase agreements provide secured borrowings from customers whose funds exceed FDIC deposit insurance limits. To repay these borrowings, we are required to repurchase identical securities to those that are sold. The average balance of securities sold under agreement to repurchase was $20.3 million and $22.5 million at June 30, 2025 and December 31, 2024, respectively.

We also maintain a borrowing arrangement with the FHLB. FHLB advances totaled $86.9 million at June 30, 2025, compared to $67.9 million at year-end 2024. The increase in FHLB advances from year-end occurred to fund loan growth as well as decrease the brokered deposits.

Off-Balance Sheet Arrangements

As a provider of financial services, we issue standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards, and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash, and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $7.0 million and $6.7 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, we had outstanding loan commitments, including letters of credit, totaling $258.8 million and $232.0 million, respectively. These commitments consist primarily of unfunded lines of credit and commitments to make loans.

We anticipate that sufficient funds will be available to meet current loan commitments. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As required by ASC 326, we maintain an allowance for expected credit losses on off-balance sheet commitments. The allowance balance is included with other liabilities on our balance sheet. The allowance balance is calculated in the same manner as our allowance for credit losses on loans, except we estimate the percentage of off-balance sheet commitments that we will actually fund in the future. Our allowance for credit losses on off-balance sheet commitments was $1.0 million at June 30, 2025 and $987,083 at December 31, 2024. There were no charge-offs of any off-balance sheet commitments in 2024 or the first half of 2025.

Funding at the Company Level

At June 30, 2025 and December 31, 2024, the Company had $10.0 million of subordinated debentures outstanding. These unsecured subordinated debentures mature in 2031.

In 2022, the Company obtained a $10 million operating line of credit from Bankers’ Bank. The line of credit was most recently renewed in 2024 with a maturity date of October 29, 2026. The line of credit is secured by all the stock of the Bank and has covenants specific to capital and other financial ratios. The Company was in compliance with these covenants at June 30, 2025 and December 31, 2024. There were no borrowings on the line of credit during the first six months of 2025 or during 2024.

The Company primarily depends on dividends from the Bank for its cash needs. The Bank must maintain profitable operations and satisfy its capital requirements in order to pay dividends to its parent company. In addition to debt service, the parent company uses cash to pay dividends to its stockholders.

LIQUIDITY

Liquidity management is a daily function. Excess funds are generally invested in short-term investments. Cash inflows are typically generated from earnings, loan payments, mortgage loan sales, maturing securities, and increased deposit balances and borrowings. Debt securities can also be sold to provide funds. The Bank’s cash outflows are primarily for loan advances, security purchases, deposit withdrawals, and maturities of other borrowings.

In the event we require funds beyond our ability to generate them internally, additional funds are generally available from FHLB advances and the Federal Reserve Discount Window. Brokered deposits and deposits obtained through listing services are other potential sources of funds. Our parent company also has a $10 million line of credit that could be used for Bank liquidity.

We maintain significant capacity to borrow from the FHLB and the Federal Reserve. The Bank’s pledged collateral, related borrowings, and additional borrowings available are summarized below.

	June 30, 2025	December 31, 2024
Collateral pledged to
Federal Home Loan Bank	$888,551	$892,193
Federal Reserve Discount Window	94,447	111,238
	$982,998	$1,003,431
Borrowings from the
Federal Home Loan Bank	$86,917	$67,917
Federal Reserve Discount Window	-	-
	$86,917	$67,917
Additional borrowing available from the
Federal Home Loan Bank	$447,651	$483,639
Federal Reserve Discount Window	79,906	85,839
Total borrowing available	$527,557	$569,478

Our most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending, and investing activities during any given year. These liquid assets totaled $195.6 million at June 30, 2025 and $188.7 million at December 31, 2024.

Operating activities used $8.4 million and $1.1 million of cash for the six-months ended June 30, 2025 and 2024, respectively. Net income is a primary source of operating cash, as adjusted for certain items including gains on sales of assets, changes in income and expense accruals, and non-cash expenses such as depreciation and the provision for credit losses.

Mortgage banking activity was another important source of cash from operating activities, as shown in the following table.

Cash flows from mortgage loans held for sale	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Dollars in thousands)
Proceeds from loan sales	$141,224	$127,125
Gains on sales of loans	$(5,096)	$(4,498)
Origination of loans held for sale	(149,800)	(127,772)
Net cash provided (used)	$(13,672)	$(5,145)

Investing cash flows related to debt securities provided significant cash in both 2025 and 2024, as summarized below.

Cash flows from security purchases and maturities	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Increase (Decrease)
(Dollars in thousands)
Proceeds from maturities, paydowns, and calls	$11,127	$30,035	$(18,908)
Purchases of available-for-sale securities	(13,931)	0	(13,931)
Net cash provided (used)	$(2,804)	$30,035	$(32,839)

In the six months ended June 30, 2025, net cash used in investing activities was $5.7 million, primarily due to purchases of securities, of $13.9 million.

Financing activities provided $16.6 million of net cash in the six months ended June 30, 2025. Net decreases in deposits were $4.5 million in the six months ended June 30, 2025. Increases of FHLB advances provided $19.0 million of financing cash in the six months ended June 30, 2025, as management relied more on other funding sources.

Less significant sources and uses of cash from financing activities include cash dividends paid, purchases and retirement of our common stock, and proceeds from stock options exercised. Netted together, these equity transactions used $2.0 million of cash in the six months ended June 30, 2025.

Cash and cash equivalents increased $2.5 million in the six months ended June 30, 2025. We consider cash and cash equivalents, in combination with other liquidity sources, to be adequate for our operations.

Management believes the Bank’s liquid assets and unused borrowing capacity are sufficient for our operations, including the ability to fund loan originations and meet deposit outflows.

CAPITAL

As of June 30, 2025, total stockholders’ equity was $149.0 million, an increase of $5.8 million, or 4.1%, from $143.2 million at December 31, 2024. The increase to total stockholders’ equity was primarily driven by net income of $6.1 million and was reduced by dividends declared and paid of $1.2 million and improvement of $1.2 million in accumulated other comprehensive income (loss).

The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2025, the Company’s capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of June 30, 2025 and December 31, 2024, are presented in the table below. Capital ratios for June 30, 2025 are preliminary until the Call Report is filed.

	Capital Ratios		Capital Amounts
Capital ratios of the Bank, as of June 30, 2025	Minimum Required	Actual	Minimum Required	Actual
			(Dollars in thousands)
Common Equity Tier 1 capital to risk-weighted assets (1)	7.0%	13.8%	$80,971	$159,095
Total capital to risk-weighted assets (1)	10.5%	14.9%	$121,457	$172,679
Tier 1 Capital to risk-weighted assets (1)	8.5%	13.8%	$98,322	$159,095
Tier 1 Capital to average assets (leverage ratio) (2)	5.0%	10.4%	$76,954	$159,095

(1)	Minimum required, including the capital conservation buffer, under the Basel III Capital Rules
(2)	Minimum required to be categorized as “well capitalized” under the prompt corrective action provisions

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios. Bank dividends are similarly restricted by the prompt corrective action provisions.

Consolidated capital amounts and ratios are not presented because they are not required for consolidated entities with less than $3 billion in total assets and the Bank comprises over 90% of the consolidated assets of the Company. Nonetheless, regulators expect bank holding companies to be a “source of strength” to their subsidiary banks and we follow that principle in managing capital at both the Bank and Company levels.

FSM is subject to capital requirements in connection with its mortgage banking activities. Failure to maintain minimum capital requirements could result in the FSM’s inability to originate mortgage loans for the respective investor and therefore could have a direct material effect on FSM’s financial results.

Dividends and Share Buybacks

We continue our history of paying cash dividends to stockholders. Dividends were $0.50 per share year-to-date at June 30, 2025.

Dividends were $0.85 per share in 2024. Our ratio of dividends declared to net income was 20% year-to-date in 2024.

From time to time, our Board of Directors authorizes the purchase of the Company’s outstanding common stock, subject to a dollar amount limit over a specified period. The number of shares purchased, and the timing, manner, price, and amount of the purchases are determined at the Company’s discretion. Among other factors, we consider stock price, trading volume, general market conditions, and our capital and liquidity needs.

We purchased and retired 45,175 shares in 2024 for approximately $1.9 million. In the first half of 2025, we purchased and retired 5,800 shares for approximately $263,000. Our most recent share buyback program has been substantially completed as of June 30, 2025.

FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statemen ts of the Company and its management may contain, forward-looking statements, within the meaning of such term in the federal securities law. Forward-looking statements are not historical facts and are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “project,” “possible,” “continue,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of future economic, business and market conditions and changes, particularly in our Indiana market area, including prevailing interest rates and the rate of inflation;
●	governmental trade, monetary, tax and fiscal policies;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	changes in borrowers’ credit risks and payment behaviors;
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible credit losses, our analysis of our capital position and other estimates;
●	the performance of our commercial real estate loan portfolio, including the effects of the elevated interest rate environment, the strength of the commercial real estate market in our Indiana markets, and recent changes in retail and office usage patterns;
●	risk of cybersecurity attacks that could result in damage to the Company’s or third-party service providers’ networks or data of the Company;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	changes in the prices, values and sales volumes of residential real estate;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	the impact of litigation and other claims we may be subject to from time to time;
●	the effects of fraud by or affecting employees, customers or third parties;
●	changes in the availability and cost of credit and capital in the financial markets;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	changes in accounting policies, rules and practices;
●	the risks related to mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
●	the risks noted in the Risk Factors discussed in the Company’s Form S-1, filed with the SEC on July 18, 2025, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2025, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary, routine litigation incidental to their respective businesses.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Form S-1, filed with the SEC on July 18, 2025. Please refer to that section of the Company’s Form S-1 for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, our Board of Directors authorizes the purchase of the Company’s outstanding common stock, subject to a dollar amount limit over a specified period. The number of shares purchased, and the timing, manner, price, and amount of the purchases are determined at the Company’s discretion. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. Among other factors, we consider stock price, trading volume, general market conditions, and our capital and liquidity needs.

During the second quarter of 2025, the Company did not repurchase any shares of its common stock. At June 30, 2025, our most recent share buyback program had been substantially completed.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

N/A.

Item 5 – Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGANTURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANICAL GROUP, INC.

(Registrant)

Date: September 15, 2025	By:	/s/ Timothy J. McConville
Timothy J. McConville
Director, President and Chief Executive Officer
(principal executive officer)

Date: September 15, 2025	By:	/s/ Lana Eddy
Lana Eddy
Chief Financial Officer
(principal financial officer)

