Form 10-Q
period 2025-09-30
Tri-County Financial Group, Inc.
filed 2025-11-13
CIK 1725262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2025
Common Stock, $1.00 par value	2,376,518

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(000s omitted except share data)

	September 30,	December 31,
ASSETS	2025	2024

Cash and due from banks	$50,834	$42,418
Federal funds sold	1,954	2,558
Cash and cash equivalents	52,788	44,976
Debt securities available-for-sale, at fair value (amortized cost $163,190 and $158,009, respectively)	154,071	143,735
Federal Home Loan Bank stock, at cost	5,552	3,420
Mortgage loans held for sale	14,034	9,011
Loans, net of allowance for credit losses of $14,815 and $14,444,
respectively	1,284,178	1,261,965
Bank-owned life insurance	20,695	20,269
Foreclosed assets, net	101	920
Bank premises and equipment, net	24,592	25,344
Goodwill and other intangibles	8,683	8,700
Accrued interest receivable	9,759	7,474
Other assets	12,691	13,470

Total assets	$1,587,144	$1,539,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$165,049	$176,978
Interest-bearing	1,087,957	1,096,318
Total deposits	1,253,006	1,273,296

Federal Home Loan Bank advances and other borrowings	121,917	67,917
Securities sold under agreements to repurchase	25,597	22,679
Dividends payable	607	611
Accrued interest payable and other liabilities	22,180	21,753
Subordinated debt, net of debt issuance costs of $146 and $166, respectively	9,853	9,834

Total liabilities	1,433,160	1,396,090

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized; 2,375,518 and 2,394,193 shares issued and outstanding, respectively	2,376	2,394
Additional paid-in-capital	20,352	21,212
Retained earnings	137,777	129,793
Accumulated other comprehensive loss	(6,521)	(10,205)
Total stockholders’ equity	153,984	143,194

Total liabilities and stockholders’ equity	$1,587,144	$1,539,284

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

Interest income:
Loans, including fees	$19,330	$18,409	$55,710	$53,608
Debt securities:
Taxable	668	523	1,899	1,916
Tax-exempt	390	378	1,140	1,154
Mortgage loans held for sale, including fees	373	411	1,012	1,065
Dividends	70	88	217	300
Other	263	176	754	322
Total interest income	21,094	19,985	60,732	58,365

Interest expense:
Deposits	6,819	7,773	20,910	22,373
Federal Home Loan Bank advances and other borrowings	1,093	1,089	2,400	3,318
Securities sold under agreements to repurchase	213	258	571	712
Total interest expense	8,125	9,120	23,881	26,403

Net interest income	12,969	10,865	36,851	31,962

Credit loss (recovery) of credit loss expense on loans	156	(635)	490	(1,677)
Credit loss (recovery) of credit loss expense on off-balance sheet credit exposures	97	464	151	319

Net interest income after credit loss expense	12,716	11,036	36,210	33,320

Non-interest income:
Trust department	3	3	105	114
Customer-service fees	345	342	969	919
Mortgage banking	2,988	3,120	8,476	7,603
Insurance services	432	360	1,160	889
Other	680	675	1,992	2,105
Total non-interest income	4,448	4,500	12,702	11,630

Non-interest expenses:
Salaries and employee benefits	8,004	7,877	23,462	23,005
Occupancy	673	608	2,008	2,052
Furniture and equipment	333	371	908	964
Other	3,111	2,540	9,265	8,115
Total non-interest expenses	12,121	11,396	35,643	34,136

Income before income taxes	5,043	4,140	13,269	10,814

Income tax expense	1,331	1,082	3,496	2,776

Net income	$3,712	$3,058	$9,773	$8,038

Earnings per common share:
Basic	$1.56	$1.27	$4.09	$3.33
Diluted	1.53	1.26	4.05	3.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

Net income	$3,712	$3,058	$9,773	$8,038

Other comprehensive income:
Unrealized holding gains on available-for-sale debt securities	3,481	4,369	5,153	3,565

Income tax effect	(991)	(1,246)	(1,469)	(1,016)
Other comprehensive income, net of taxes	2,490	3,123	3,684	2,549

Total comprehensive income	$6,202	$6,181	$13,457	$10,587

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Quarterly (unaudited)

(000s omitted except share data)

	Common Stock			Accumulated
	and Non-Voting	Additional		Other
	Common	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, July 1, 2025	$2,389	$20,980	$134,660	$(9,011)	$149,018

Net income	-	-	3,712	-	3,712

Other comprehensive income	-	-	-	2,490	2,490

Cash dividends on common stock ($0.25 per share)	-	-	(595)	-	(595)

Purchases and retirement of 14,000 Shares of common stock	(13)	(634)			(647)

Stock options exercised (175 shares)	0	6	-	-	6

Balance, September 30, 2025	$2,376	$20,352	$137,777	$(6,521)	$153,984

Balance, July 1, 2024	$2,416	$22,117	$125,424	$(10,723)	$139,234

Net income	-	-	3,058	-	3,058

Other comprehensive income	-	-	-	3,123	3,123

Cash dividends on common stock ($0.20 per share)	-	-	(480)	-	(480)

Purchases and retirement of 21,300 Shares of common stock	(22)	(897)			(919)

Stock options exercised (5,380 shares)	6	147	-	-	153

Balance, September 30, 2024	$2,400	$21,367	$128,002	$(7,600)	$144,169

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year-to-Date (unaudited)

(000s omitted except share data)

	Common Stock			Accumulated
	and Non-Voting	Additional		Other
	Common	Paid-in-	Retained	Comprehensive
	Stock (1)	Capital	Earnings	Loss	Total

Balance, January 1, 2025	2,394	21,212	129,793	(10,205)	143,194

Net income	-	-	9,773	-	9,773

Other comprehensive income	-	-	-	3,684	3,684

Cash dividends on common stock ($0.75 per share)	-	-	(1,789)	-	(1,789)

Purchases and retirement of 19,800 Shares of common stock	(19)	(891)	-	-	(910)

Stock options exercised (1,125 shares)	1	31	-	-	32

Balance, September 30, 2025	$2,376	$20,352	$137,777	$(6,521)	$153,984

Balance, January 1, 2024	2,423	22,455	121,414	(10,149)	136,143

Net income	-	-	8,038	-	8,038

Other comprehensive income	-	-	-	2,549	2,549

Cash dividends on common stock ($0.60 per share)	-	-	(1,450)	-	(1,450)

Purchases and retirement of 34,175 Shares of common stock	(34)	(1,406)	-	-	(1,440)

Stock options, exercised (11,575 shares)	11	318	-	-	329

Balance, September 30, 2024	$2,400	$21,367	$128,002	$(7,600)	$144,169

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(000s omitted except share data)

	Nine Months Ended
	September 30
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,773	$8,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,157	1,149
Amortization of intangibles	17	18
Net amortization of premiums and discounts on securities	97	3
Amortization of debt issuance costs	19	18
Provision (recovery) of credit loss expense	641	(1,358)
Deferred income tax	(229)	(132)
Net loss (gain) on sales of foreclosed assets	25	(31)
Net gain on sales of bank premises and equipment	-	(18)
Net gain on sale of loans	(8,476)	(7,603)
Net mortgage servicing rights amortization	164	371
Origination of loans held for sale	(246,836)	(223,005)
Proceeds from loans held for sale	250,289	224,793
Change in accrued interest receivable	(2,285)	(1,910)
Change in bank-owned life insurance	(426)	(397)
Change in other assets	(626)	(373)
Change in accrued interest payable and other liabilities	276	804

Net cash provided by operating activities	3,580	367

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns and calls of available-for-sale debt securities	15,270	31,858
Purchases of available-for-sale debt securities	(20,549)	-
Net redemptions of FHLB stock	-	2,262
Purchases of FHLB stock	(2,132)	(969)
Loan (originations) and principal collections, net	(22,703)	14,794
Proceeds from sales of foreclosed assets	794	97
Proceeds from sales of bank premises and equipment	-	76
Purchases of bank premises and equipment, net	(405)	(829)

Net cash provided by (used in) investing activities	(29,725)	47,289

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(000s omitted except share data)

	Nine Months Ended
	September 30
	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$(20,290)	$10,537
Net change in securities sold under agreements to repurchase	2,918	5,297
Cash dividends paid	(1,793)	(1,696)
Purchases and retirement of common stock	(910)	(1,440)
Net change in short-term FHLB advances and other borrowings	44,000	(24,000)
Advances on long-term FHLB advances and other borrowings	25,000	32,917
Payments on long-term FHLB advances and other borrowings	(15,000)	(50,000)
Proceeds from stock options exercised	32	329

Net cash provided by (used in) financing activities	33,957	(28,056)

Increase in cash and cash equivalents	7,812	19,600

Cash and cash equivalents:
Beginning of the period	44,976	28,018

Ending of the period	$52,788	$47,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest paid:
Deposits	$20,826	$21,444
Securities sold under agreements to repurchase	571	712
FHLB advances and other borrowings	2,293	3,501

Total	$23,690	$25,657

Income taxes paid	$3,346	$1,852

SUPPLEMENTAL DISCLOSURES OF NONCASH AND FINANCING ACTIVITIES:
Dividends payable	$607	$491

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(1)	Significant Accounting Policies:

Principles of consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Tri-County Financial Group, Inc. (the “Company”) and its wholly owned subsidiaries, First State Bank (the “Bank”), Tri-County Insurance Services, Inc. (“Insurance Company”), and First State Mortgage (“Mortgage Banking Company”). All significant intercompany transactions have been eliminated.

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

Federal Home Loan Bank stock:

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to own a certain amount of stock based on the level of borrowings and may invest in additional amounts. FHLB stock is carried at cost since no ready market exists and it has no quoted market value. FHLB stock is periodically evaluated for impairment based on the ultimate recovery of par value.

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

Goodwill is not subject to amortization and was $8,596 as of September 30, 2025 and December 31, 2024.

Bank owned life insurance:

The Bank has purchased life insurance policies on certain key employees. The Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.

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

Effective March 26, 2020, the Federal Reserve Board reduced reserve requirements to zero percent, eliminating the need for depository institutions to maintain balances at the Federal Reserve Bank to satisfy reserve requirements. As a result, at September 30, 2025 and December 31, 2024, there were no reserve requirements in effect.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250. Management believes these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal. At September 30, 2025, the Company’s cash accounts exceeded federally insured limits by $622. The Company also had $33,300 at the FHLB and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Debt Securities Available for Sale:

The following tables reflect the amortized cost and fair value of debt securities available for sale as of September 30, 2025:

2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. -
sponsored agencies	$31,750	$0	$(1,100)	$30,650
State and municipal	60,784	312	(3,176)	57,920
Mortgage-backed -
residential	48,907	295	(4,229)	44,973
Collateralized mortgage
Obligations (CMOs)	21,749	132	(1,353)	20,528

	$163,190	$739	$(9,858)	$154,071

The following tables reflect the amortized cost and fair value of debt securities available for sale as of December 31, 2024:

2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. -
sponsored agencies	$39,650	$0	$(2,171)	$37,479
State and municipal	59,958	172	(3,866)	56,264
Mortgage-backed -
residential	42,520	0	(6,189)	36,331
Collateralized mortgage
Obligations (CMOs)	15,881	0	(2,220)	13,661

	$158,009	$172	$(14,446)	$143,735

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Debt Securities Available for Sale (continued):

Debt securities with a carrying amount of approximately $68,887 and $67,149 at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral on public deposits, debt securities sold under agreements to repurchase and for other purposes as required or permitted by law.

At September 30, 2025 and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its sponsored agencies, in an amount greater than 10% of stockholders’ equity.

As of September 30, 2025 and December 31, 2024, accrued interest on debt securities available-for-sale of $826 and $629, respectively, was excluded from CECL evaluation. Accrued interest on debt securities available-for-sale is recorded within accrued interest receivable on the consolidated balance sheet.

The amortized cost and approximate fair value of debt securities at September 30, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities on mortgage-backed and collateralized mortgage obligation debt securities because the underlying mortgages may be called or prepaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$8,960	$8,895
Due after one year through five years	44,702	43,765
Due after five years through ten years	17,045	16,294
Due after ten years	21,827	19,616
	92,534	88,570
Mortgage-backed – residential	48,907	44,973
Collateralized mortgage obligations	21,749	20,528
	$163,190	$154,071

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Debt Securities Available-for-Sale (continued):

Debt securities with unrealized losses as of September 30, 2025 not recognized in income are as follows:

2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Treas. & Gov’t - sponsored agencies	$0	$0	$30,650	$1,100	$30,650	$1,100
State and municipal	4,826	16	30,722	3,160	35,548	3,176
Mortgage- backed – residential	0	0	32,095	4,229	32,095	4,229
CMOs	0	0	12,395	1,353	12,395	1,353

Total	$4,826	$16	$105,862	$9,842	$110,688	$9,858

Debt securities with unrealized losses as of December 31, 2024 not recognized in income are as follows:

2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Treas. & Gov’t - sponsored agencies	$0	$0	$37,479	$2,171	$37,479	$2,171
State and municipal	9,719	65	33,978	3,801	43,697	3,866
Mortgage- backed – residential	943	8	34,094	6,181	35,037	6,189
CMOs	962	42	12,699	2,178	13,661	2,220

Total	$11,624	$115	$118,250	$14,331	$129,874	$14,446

At September 30, 2025 and December 31, 2024, the investment portfolio included 143 and 173 debt securities that were in an unrealized loss position, respectively. Unrealized losses have not been recognized as an allowance for credit losses because the Company does not intend to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans:

The following table presents total loans at September 30, 2025 and December 31, 2024 by portfolio segment and class of loan:

	September 30, 2025	December 31, 2024
Commercial:
Commercial and industrial	$72,806	$69,720
Agricultural	63,004	80,577
Real estate:
Commercial	564,601	538,810
Consumer	393,045	386,475
Agricultural	164,733	170,401
Construction and land	32,882	21,841
Consumer:
Installment	4,377	4,196
Vehicle	2,206	3,119
Credit cards	1,339	1,270
Total loans	1,298,993	1,276,409
Allowance for credit losses	(14,815)	(14,444)
Loans, net	$1,284,178	$1,261,965

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, 2025 follows:

Three Months Ended September 30, 2025	Commercial	Real Estate	Consumer	Total

Beginning balance, June 30, 2025	$1,112	$13,414	$139	$14,665
Credit loss expense	54	87	15	156
Recoveries on loans previously charged-off	6	2	8	16
Less loans charged-off	0	0	(22)	(22)

Ending balance, September 30, 2025	$1,172	$13,503	$140	$14,815

Detailed analysis of the allowance for credit losses by portfolio segment for the nine months ended September 30, 2025 follows:

Nine Months Ended September 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,101	$13,201	$142	$14,444
Credit loss expense	52	415	23	490
Recoveries on loans previously charged-off	22	60	34	116
Less loans charged-off	(3)	(173)	(59)	(235)

Balance at September 30, 2025	$1,172	$13,503	$140	$14,815

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, 2024 follows:

Three Months Ended September 30, 2024	Commercial	Real Estate	Consumer	Total

Beginning balance, June 30, 2024	$1,018	$13,808	$111	$14,937
Credit loss expense (benefit)	88	(809)	86	(635)
Recoveries on loans previously charged-off	6	2	10	18
Less loans charged-off	(22)	(28)	(65)	(115)

Ending balance, September 30, 2024	$1,090	$12,973	$142	$14,205

Detailed analysis of the allowance for credit losses by portfolio segment for the nine months ended September 30, 2024 follows:

Nine Months Ended September 30, 2024	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,177	$14,688	$125	$15,990
Credit loss expense (benefit)	(82)	(1,700)	105	(1,677)
Recoveries on loans previously charged-off	17	13	42	72
Less loans charged-off	(22)	(28)	(130)	(180)

Balance at September 30, 2024	$1,090	$12,973	$142	$14,205

Detailed analysis of the allowance for unfunded commitments for the three months ended September 30, 2025 follows:

Three Months Ended September 30, 2025	Commercial	Real Estate	Consumer	Total

Beginning balance, June 30, 2025	$93	$946	$2	$1,041
Credit loss expense (benefit)	6	91	0	97

Ending balance, September 30, 2025	$99	$1,037	$2	$1,138

Detailed analysis of the allowance for unfunded commitments for the nine months ended September 30, 2025 follows:

Nine Months Ended September 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$96	$889	$2	$987
Credit loss expense (benefit)	3	148	0	151

Balance at September 30, 2025	$99	$1,037	$2	$1,138

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Detailed analysis of the allowance for unfunded commitments for the three months ended September 30, 2024 follows:

Three Months Ended September 30, 2024	Commercial	Real Estate	Consumer	Total

Beginning balance, June 30, 2024	$182	$3	$495	$680
Credit loss expense (benefit)	(75)	1,032	(493)	464

Ending balance, September 30, 2024	$107	$1,035	$2	$1,144

Detailed analysis of the allowance for unfunded commitments for the nine months ended September 30, 2024 follows:

Nine Months Ended September 30, 2024	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$201	$621	$3	$825
Credit loss expense (benefit)	(94)	414	(1)	319

Balance at September 30, 2024	$107	$1,035	$2	$1,144

The Bank has no commitments to loan additional funds to the borrowers of collateral dependent or non-accrual loans.

Certain purchased loans as later discussed in Note 4 are not considered impaired or non-accrual loans if the expected cash flows as of September 30, 2025 and December 31, 2024 exceed the carrying amount and accretion income is being recorded.

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

As of September 30, 2025 and December 31, 2024, accrued interest on loans of $8,997 and $6,902, respectively, were excluded from CECL evaluation. Accrued interest on loans is recorded within accrued interest receivable on the condensed consolidated balance sheet.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of September 30, 2025:

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	$18,862	$11,031	$5,304	$5,833	$1,795	$9,117	$17,080	$69,022
Watch	185	221	265	53	2	25	1,590	2,341
Special Mention	0	129	281	16	7	0	528	961
Substandard	179	11	24	36	212	0	20	482
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$19,226	$11,392	$5,874	$5,938	$2,016	$9,142	$19,218	$72,806
Current period gross charge offs	0	0	3	0	0	0	0	3
Agricultural:
Pass	$3,673	$1,818	$1,915	$4,577	$3,918	$307	$40,507	$56,715
Watch	9	254	358	71	142	434	2,658	3,926
Special Mention	130	148	760	0	119	0	1,146	2,303
Substandard	0	0	60	0	0	0	0	60
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$3,812	$2,220	$3,093	$4,648	$4,179	$741	$44,311	$63,004
Current period gross charge offs	0	0	0	0	0	0	0	0
Real Estate
Commercial
Pass	$70,542	$48,781	$54,113	$112,762	$59,538	$130,931	$9,608	$486,275
Watch	460	8,143	14,223	15,476	9,866	13,333	7,162	68,663
Special Mention	0	61	114	1,134	1,286	1,608	0	4,203
Substandard	0	245	1,379	0	2,973	863	0	5,460
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$71,002	$57,230	$69,829	$129,372	$73,663	$146,735	$16,770	$564,601
Current period gross charge offs	0	0	0	0	0	173	0	173
Consumer
Pass	$43,480	$39,706	$54,920	$78,751	$44,993	$75,110	$29,158	$366,118
Watch	856	8,728	4,269	2,109	3,877	5,087	774	25,700
Special Mention	0	0	96	64	68	77	0	305
Substandard	0	0	0	392	41	472	17	922
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$44,336	$48,434	$59,285	$81,316	$48,979	$80,746	$29,949	$393,045
Current period gross charge offs	0	0	0	0	0	0	0	0

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate Continued):
Agricultural
Pass	$7,644	$11,743	$14,971	$29,684	$24,805	$50,256	$14,123	$153,226
Watch	126	212	1,390	1,725	294	3,767	565	8,079
Special Mention	510	0	0	0	0	1,507	260	2,277
Substandard	0	0	0	0	0	1,151	0	1,151
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$8,280	$11,955	$16,361	$31,409	$25,099	$56,681	$14,948	$164,733
Current period gross charge offs	0	0	0	0	0	0	0	0
Construction and land:
Pass	$13,709	$11,068	$2,111	$783	$573	$3,432	$300	$31,976
Watch	0	600	0	306	0	0	0	906
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$13,709	$11,668	$2,111	$1,089	$573	$3,432	$300	$32,882
Current period gross charge offs	0	0	0	0	0	0	0	0
Consumer
Installment
Pass	$1,759	$795	$569	$383	$316	$506	$35	$4,363
Watch	0	0	0	7	0	0	0	7
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	7	0	0	0	7
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$1,759	$795	$569	$397	$316	$506	$35	$4,377
Current period gross charge offs	53	0	0	0	0	0	0	53
Vehicle
Pass	$514	$754	$486	$391	$56	$5	$0	$2,206
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$514	$754	$486	$391	$56	$5	$0	$2,206
Current period gross charge offs	0	0	1	0	0	0	0	1
Credit cards
Pass	$1,339	$0	$0	$0	$0	$0	$0	$1,339
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$1,339	$0	$0	$0	$0	$0	$0	$1,339
Current period gross charge offs	0	0	0	0	0	5	0	5
Total Loans
Pass	$161,522	$125,696	$134,389	$233,164	$135,994	$269,664	$110,811	$1,171,240
Watch	1,636	18,158	20,505	19,747	14,181	22,646	12,749	109,622
Special Mention	640	338	1,251	1,214	1,480	3,192	1,934	10,049
Substandard	179	256	1,463	435	3,226	2,486	37	8,082
Doubtful	0	0	0	0	0	0	0	0
Total	$163,977	$144,448	$157,608	$254,560	$154,881	$297,988	$125,531	$1,298,993
Current period gross charge offs	53	0	4	0	0	178	0	235

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of December 31, 2024.

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	17,359	$9,286	$8,665	$2,960	$2,604	$7,774	$16,044	$64,692
Watch	899	390	345	65	169	0	1,475	3,343
Special Mention	0	506	22	0	0	0	471	999
Substandard	353	54	0	270	9	0	0	686
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$18,611	$10,236	$9,032	$3,295	$2,782	$7,774	$17,990	$69,720
Current period gross charge offs	0	22	0	0	0	0	0	22
Agricultural:
Pass	$3,008	$3,096	$6,427	$6,235	$261	$196	$57,020	$76,243
Watch	32	70	74	168	0	524	2,117	2,985
Special Mention	148	782	0	90	0	0	329	1,349
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$3,188	$3,948	$6,501	$6,493	$261	$720	$59,466	$80,577
Current period gross charge offs	0	0	0	0	0	0	0	0
Real Estate
Commercial
Pass	$58,904	$68,080	$125,841	$64,969	$47,115	$104,386	$11,231	$480,526
Watch	3,765	3,857	9,916	12,514	1,792	13,332	6,460	51,636
Special Mention	0	0	0	215	0	1,008	35	1,258
Substandard	0	2,525	0	1,341	460	687	377	5,390
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$62,669	$74,462	$135,757	$79,039	$49,367	$119,413	$18,103	$538,810
Current period gross charge offs	0	0	28	0	0	0	0	28
Consumer
Pass	$48,876	$65,610	$89,293	$49,563	$24,547	$61,346	$24,147	$363,382
Watch	5,687	4,325	828	3,950	2,460	3,337	1,314	21,901
Special Mention	0	97	67	0	78	0	0	242
Substandard	0	0	423	43	0	464	20	950
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$54,563	$70,032	$90,611	$53,556	$27,085	$65,147	$25,481	$386,475
Current period gross charge offs	0	0	0	0	0	0	0	0

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate Continued):
Agricultural
Pass	$12,755	$15,988	$30,714	$28,249	$11,761	$44,010	$16,528	$160,005
Watch	0	1,393	1,800	0	1,323	3,560	0	8,076
Special Mention	0	0	0	0	340	1,148	690	2,178
Substandard	0	142	0	0	0	0	0	142
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$12,755	$17,523	$32,514	$28,249	$13,424	$48,718	$17,218	$170,401
Current period gross charge offs	0	0	0	0	0	0	0	0
Construction and land:
Pass	$9,734	$4,020	$938	$603	$578	$3,426	$219	$19,518
Watch	0	507	1,740	0	0	0	76	2,323
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$9,734	$4,527	$2,678	$603	$578	$3,426	$295	$21,841
Current period gross charge offs	0	0	0	0	0	0	0	0
Consumer
Installment
Pass	$1,416	$910	$507	$514	$313	$449	$47	$4,156
Watch	7	0	9	22	0	2	0	40
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$1,423	$910	$516	$536	$313	$451	$47	$4,196
Current period gross charge offs	101	4	3	0	0	0	0	108
Vehicle
Pass	$1,225	$948	$670	$165	$36	$0	$0	$3,044
Watch	0	0	0	0	1	0	0	1
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	64	10	0	0	0	0	74
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$1,225	$1,012	$680	$165	$37	$0	$0	$3,119
Current period gross charge offs	0	0	0	0	0	0	0	0
Credit cards
Pass	$1,270	$0	$0	$0	$0	$0	$0	$1,270
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$1,270	$0	$0	$0	$0	$0	$0	$1,270
Current period gross charge offs	13	1	1	3	0	4	0	22
Total Loans
Pass	$154,547	$167,938	$263,055	$153,258	$87,215	$221,587	$125,236	$1,172,836
Watch	10,390	10,542	14,712	16,719	5,746	20,755	11,442	90,306
Special Mention	148	1,385	89	305	418	2,156	1,525	6,026
Substandard	353	2,785	433	1,654	469	1,151	396	7,241
Doubtful	0	0	0	0	0	0	0	0
Total	$165,438	$182,650	$278,289	$171,936	$93,848	$245,649	$138,599	$1,276,409
Current period gross charge offs	114	27	32	3	0	4	0	180

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2025:

2025	Nonaccrual	Nonaccrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$268	$7	$0
Agricultural	0	0	0
Real estate:
Commercial real estate	4,287	184	833
Agricultural real estate	0	0	1,151
Consumer real estate	221	224	275
Consumer:
Installment	0	0	7

Total	$4,776	$415	$2,266

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024:

2024	Nonaccrual	Nonaccrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$279	$9	$0
Agricultural	0	0	0
Real estate:
Commercial real estate	2,974	477	353
Agricultural real estate	0	0	0
Consumer real estate	292	292	193
Consumer:
Installment	24	0	49

Total	$3,569	$778	$595

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Loan aging information by class of loan at September 30, 2025 and December 31, 2024:

September 30, 2025	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$215	$126	$57	$398
Agricultural	17	1	0	18
Real estate:
Commercial real estate	299	1,706	3,258	5,263
Agricultural real estate	126	216	1,151	1,493
Consumer real estate	2,519	735	275	3,529
Consumer:
Installment	50	3	7	60

Totals	$3,226	$2,787	$4,748	$10,761

December 31, 2024	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$97	$0	$9	$106
Agricultural	202	9	0	211
Real estate:
Commercial real estate	374	11	3,327	3,712
Agricultural real estate	1,613	0	0	1,613
Consumer real estate	1,999	849	375	3,223
Consumer:
Installment	116	48	73	237

Totals	$4,401	$917	$3,784	$9,102

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table represents collateral dependent loans. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2025:

2025	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$299	$0	$7	$306
Agricultural	60	0	0	60
Consumer vehicle	0	0	0	0
Consumer other	0	0	8	8
Agricultural real estate	0	1,151	0	1,151
Commercial real estate	190	5,374	0	5,564
Residential real estate	0	1,013	0	1,013

Totals	$549	$7,538	$15	$8,102

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024:

2024	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$324	$0	$0	$324
Commercial other	0	0	0	0
Consumer vehicle	0	0	74	74
Consumer other	0	0	0	0
Agricultural real estate	0	142	0	142
Commercial real estate	375	5,303	0	5,678
Residential real estate	0	1,040	0	1,040

Totals	$699	$6,485	$74	$7,258

The Company had no loans modified to borrowers experiencing financial difficulty as of September 30, 2025 and December 31, 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(5)	Mortgage Banking Commitments:

The Company enters into commitments to fund residential mortgage loans (interest rate lock commitments, or IRLC) at specified times in the future, with the intention that these loans will be subsequently sold to third-party investors. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the interest rate lock. These mortgage loan commitments are considered to be derivatives. As of September 30, 2025 and December 31, 2024, the Company had approximately $37,358 and $16,121, respectively, in interest rate lock commitments outstanding.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. During 2025 and 2024, the Mortgage Banking Company used both “best efforts” and “mandatory delivery” and the Bank used “mandatory delivery” forward loan sale commitments. To facilitate the hedging of the loans, the Company has elected the fair value option for loans held for sale. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, the aggregate fair value, contractual balance, and gain or loss were as follows:

	September 30, 2025	December 31, 2024
Aggregate fair value	$14,034	$9,010
Contractual balance	13,584	8,825

Gain	$450	$185

Changes in the fair value of loans held for sale, interest rate lock commitments and forward contracts are recorded in mortgage banking income in noninterest income.

Best efforts sale commitments are contracts to deliver certain mortgage loans to third-party investors at a specified date and price only if the underlying loan is funded. At September 30, 2025 and December 31, 2024, the Company had approximately $3,474 and $4,050, respectively, in best effort forward sale commitments outstanding.

Mandatory forward sale commitments are contracts to deliver a certain principal amount of mortgage loans to a third-party investor at a specified date and price. If the contractual amount of mortgages are not delivered, then a “pair-off fee” is assessed based on then-current market prices. At September 30, 2025 and December 31, 2024, the Company had approximately $47,602 and $19,814, respectively, in mandatory forward sale commitments outstanding.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(5)	Mortgage Banking Commitments (continued):

The following table provides the components of income from mortgage banking activities for the three months and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

Gain on loans sold	$3,350	$7,832
Gain (loss) resulting from the change in fair value of loans held-for-sale	(260)	265
Gain (loss) resulting from the change in fair value of derivatives	(358)	402
Gain (loss) resulting from the change in forward contracts	256	(23)

Total	$2,988	$8,476

The following table provides the components of income from mortgage banking activities for the three months and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Gain on loans sold	$2,798	$7,241
Gain (loss) resulting from the change in fair value of loans held-for-sale	41	3
Gain (loss) resulting from the change in fair value of derivatives	195	343
Gain (loss) resulting from the change in forward contracts	86	16

Total	$3,120	$7,603

The fair value of mortgage banking derivatives reported as assets and included in other assets was approximately $590 and $188 at September 30, 2025 and December 31, 2024, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

The Company also enters into over-the-counter contracts for the future delivery of mortgage-backed securities. These contracts are fair value hedges, which are also used to offset the interest rate risk related to granting interest rate locks. It is the Company’s practice not to deliver on these contracts for future delivery of mortgage-backed securities. Instead, these contracts are settled with a “pair-off” that is assessed based on then-current market prices. The notional amounts of these contracts were $66,500 and $31,000 as of September 30, 2025 and December 31, 2024, respectively. The fair value of these contracts included in other assets and liabilities was approximately $(23) and $62 as of September 30, 2025 and December 31, 2024, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at September 30, 2025 and December 31, 2024:

Asset Derivatives

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
IRLCs	$37,358	$590	$16,121	$188
Forward contracts	66,500	0	31,000	62

Liability Derivatives

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Forward contracts	$0	$(23)	$0	$0

Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

(6)	Bank Premises and Equipment:

The cost of bank premises and equipment and the total accumulated depreciation at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024

Land	$7,993	$7,993
Buildings and improvements	28,862	28,754
Furniture and equipment	7,507	7,254
	44,362	44,001
Less accumulated depreciation	(19,770)	(18,657)

	$24,592	$25,344

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(7)	Commitments and Contingencies:

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of September 30, 2025 and December 31, 2024 is approximately as follows:

	September 30, 2025	December 31, 2024

Commitments to extend credit	$267,331	$218,871
Committed credit-card lines	6,855	6,387
Standby letters of credit	6,873	6,737
	$281,059	$231,995

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $37,358 at September 30, 2025, with the remainder at floating market rates. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, crops, livestock, property and equipment, residential real estate, and income-producing commercial properties. Credit-card commitments are unsecured.

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

Federal Home Loan Bank advances and letters of credit:

The Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 76% of the book value of the Bank’s 1-4 family real estate loans, 62% of the book value of the Bank’s revolving home equity lines of credit, 62% of the book value of the Bank’s 1-4 family second mortgages, 62% of the book value of the Bank’s secured farmland loans, 73% of the book value of the multi-family loans and the amount of the Bank’s securities pledged, and 72% of the commercial real estate first-lien loans. The total carrying value of the Bank’s assets pledged for FHLB advances was approximately $900,405 and $892,193 at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $422,833, based on collateral pledged. The Bank may, however, have to purchase additional FHLB stock to support future draws.

Variable rate advances are due on demand and interest is payable monthly. Various variable rate advances were obtained from the FHLB with total outstanding balances of $0 at September 30, 2025 and December 31, 2024.

Fixed rate advances are due at the maturity date, with a prepayment penalty applying and interest payable monthly. Various fixed rate advances were obtained from the FHLB with a total outstanding balance of $121,917 and various interest rates from 0.00% to 4.46% at September 30, 2025 and a total outstanding balance of $67,917, with various interest rates from 0.00% to 5.08% at December 31, 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(8)	Federal Home Loan Bank Advances and Other Borrowings (continued):

The Bank had four letters of credit totaling $66,045 at September 30, 2025, with maturity dates through May 2026.

Federal Reserve Bank Discount Window:

The Bank maintains an operating line of credit with the Federal Reserve Bank Discount Window that is secured by commercial and agricultural loans. As of September 30, 2025 and December 31, 2024, the balance owed on the line was $0. The Bank was eligible to borrow up to approximately $86,941 and $85,839, based on collateral of approximately $100,410 and $111,238 at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, the scheduled maturities of Federal Home Loan Bank advances are as follows:

2025

2025	$79,000
2026	20,000
2027	22,917
$121,917

Bankers’ Bank Borrowings:

During October 2023, Tri-County Financial Group entered into an operating line of credit with Bankers’ Bank for $10,000 at a variable interest rate based upon the Wall Street Journal Prime Rate (8.00% prime interest rate at September 30, 2024). The note is secured by 52,200 shares of the common stock of First State Bank, representing 100% of the issued and outstanding capital stock of the Bank. The line of credit matured on October 29, 2024 and was renewed with a maturity date of October 29, 2026 at a variable interest rate based upon the Wall Street Journal Prime Rate, less 0.250 percentage points (7.25% prime interest rate at September 30, 2025). The note is secured by the same terms and the balance owed on the line was $0 at September 30, 2025. There were no draws on the operating line of credit at any point during the period ended September 30, 2025 and year ended December 31, 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(9)	Securities Sold Under Agreements to Repurchase:

The agreements to repurchase securities require the Company (seller) to repurchase identical securities as those that are sold. The securities underlying the agreements were under the Company’s control. Information about the repurchase agreements at September 30, 2025 follows:

2025
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,713
Mortgage-backed – residential	7,780
Collateralized mortgage obligations (CMOs)	5,104

Total securities sold under agreements to repurchase	$25,597

Information about the repurchase agreements at December 31, 2024 follows:

2024
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,271
Mortgage-backed – residential	5,304
Collateralized mortgage obligations (CMOs)	5,104

Total securities sold under agreements to repurchase	$22,679

The maximum amount of outstanding agreements at any month end during 2025 and 2024 totaled $32,965 and $31,640, respectively, and the monthly average of such agreements totaled $21,590 and $22,551 for 2025 and 2024, respectively.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(10)	Subordinated Debentures (continued):

At September 30, 2025 and December 31, 2024, subordinated debentures are as follows:

	September 30, 2025		December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs

Subordinated debentures, due 2031 and 2026, respectively	$10,000	$147	$10,000	$166

(11)	Deposits:

At September 30, 2025, the scheduled maturities of time deposits are as follows:

2025	$416,330
2026	63,839
2027	11,068
2028	2,193
2029	609

Total	$494,039

Brokered certificates were $28,877 and $49,223 at September 30, 2025 and December 31, 2024, respectively.

The aggregate amounts of time deposits (including certificates of deposit) in denominations that exceed the FDIC insurance limit of $250 were approximately $144,003 and $131,874 as of September 30, 2025 and December 31, 2024, respectively.

(12)	Transactions with Related Parties:

Certain directors, executive officers, and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of approximately $2,766 and $7,494 at September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, total principal additions were $5,882 and total principal payments were $10,610. Changes in related party composition during the quarter totaled an increase of $0.

Deposit accounts with related parties totaled approximately $3,299 and $6,272 at September 30, 2025 and December 31, 2024, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes, as of September 30, 2025 and December 31, 2024, the Bank met all capital-adequacy requirements to which they are subject.

As of September 30, 2025, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2025 that management believes have changed this categorization.

The actual capital amounts and ratios for the Bank are also presented in the following table as of September 30, 2025 and December 31, 2024:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2025:
Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$161,517	13.7%	$	>53,252	>4.5%	$	>76,919	>6.5%
Total Capital (to Risk-Weighted Assets) Bank	$175,251	14.8%	$	>94,670	>8.0%	$	>118,338	>10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$161,517	13.7%	$	>71,003	>6.0%	$	>94,670	>8.0%
Tier-I Capital (To Average Assets) Bank	$161,517	10.4%	$	>61,985	>4.0%	$	>77,481	>5.0%
As of December 31, 2024:
Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$155,252	13.4%	$	>52,170	>4.5%	$	>75,357	>6.5%
Total Capital (to Risk-Weighted Assets) Bank	$167,534	14.5%	$	>92,747	>8.0%	$	>115,934	>10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$155,252	13.4%	$	>69,560	>6.0%	$	>92,747	>8.0%
Tier-I Capital (To Average Assets) Bank	$155,252	10.3%	$	>60,519	>4.0%	$	>75,648	>5.0%

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(13)	Minimum Capital Requirements (continued):

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

(14)	Earnings Per Common Share:

For the three months and nine months ended September 30, 2025 earnings per common share has been computed based on the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

Net income	$3,712	$9,773

Income available to common stockholders	$3,712	$9,773

Average number of common shares outstanding used to calculate basic earnings per common share	2,383,316	2,386,923

Effect of dilutive securities:
Stock options	26,132	26,132

Average number of common shares outstanding
used to calculate diluted earnings per common share	2,409,448	2,413,055

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(14)	Earnings Per Common Share (continued):

For the three months and nine months ended September 30, 2024 earnings per common share has been computed based on the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Net income	$3,058	$8,038

Income available to common stockholders	$3,058	$8,038

Average number of common shares outstanding
used to calculate basic earnings per common share	2,406,567	2,416,982

Effect of dilutive securities:
Stock options	20,324	20,324

Average number of common shares outstanding
used to calculate diluted earnings per common share	2,426,891	2,437,306

(15)	Fair Value Measurements:

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

The following table presents the Company’s approximate fair value hierarchy for assets measured at fair value as of September 30:

2025
		Fair Value Measurements at
		Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets:
Debt securities available for sale	$154,071	$17,357	$136,714
Mortgage loans held for sale	$14,034		$14,034
Derivative assets	$590		$590
Liabilities:
Forward contracts	$23		$23

Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$3,257			$3,257
Foreclosed assets	$101			$101

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2025:

2025
		Fair Value Measurements at
		Reporting Date Using
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$52,788	$52,788			$52,788
Securities available for sale	154,071	17,357	136,714		154,071
Federal Home Loan Bank stock	5,552			5,552	5,552
Mortgage held for sale	14,034		14,034		14,034
Loans, net	1,284,178			1,262,730	1,262,730
Accrued interest receivable	9,759	9,759			9,759
Mortgage servicing rights	626		5,274		5,274
Derivative assets	590		590		590

Financial liabilities:
Deposits	$1,253,006	$855,541		$397,896	$1,253,437
FHLB advances and other borrowings	121,917			121,917	121,917
Securities sold under agreements to repurchase	25,597	25,597			25,597
Accrued interest payable	3,098	3,098			3,098
Forward commitments	23		23		23

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(15)	Fair Value Measurements (continued):

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

Selected financial information by business segment is as follows for the three months ended September 30, 2025:

Three Months Ended September 30, 2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$12,914	$69	$(14)	$12,969
Credit loss expense	253	-	-	253
Mortgage banking revenues	318	2,645	25	2,988
All other noninterest income	1,415	-	45	1,460
Noninterest expenses	9,134	3,028	(41)	12,121
Income (loss) before income tax expense	5,260	(314)	97	5,043
Income tax expense (benefit)	1,421	(90)	-	1,331
Net income (loss)	3,839	(224)	97	3,712

Selected financial information by business segment is as follows for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$36,652	$235	$(36)	$36,851
Credit loss expense	641	-	-	641
Mortgage banking revenues	953	7,461	62	8,476
All other noninterest income	3,996	-	230	4,226
Noninterest expenses	27,097	8,668	(122)	35,643
Income (loss) before income tax expense	13,863	(972)	378	13,269
Income tax expense (benefit)	3,762	(266)	-	3,496
Net income (loss)	10,101	(706)	378	9,773

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(17)	Segments (continued):

Selected financial information by business segment is as follows for the three months ended September 30, 2024:

Three Months Ended September 30, 2024	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$10,822	$58	$(15)	$10,865
Recovery for credit losses	(171)	-	-	(171)
Mortgage banking revenues	343	2,753	24	3,120
All other noninterest income	1,275	-	105	1,380
Noninterest expenses	8,276	3,161	(41)	11,396
Income (loss) before income tax expense	4,335	(350)	155	4,140
Income tax expense (benefit)	1,182	(100)	-	1,082
Net income (loss)	3,153	(250)	155	3,058

Selected financial information by business segment is as follows for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$31,723	$275	$(36)	$31,962
Recovery for credit losses	(1,358)	-	-	(1,358)
Mortgage banking revenues	758	6,785	60	7,603
All other noninterest income	3,254	-	773	4,027
Noninterest expenses	25,642	8,616	(122)	34,136
Income (loss) before income tax expense	11,451	(1,556)	919	10,814
Income tax expense (benefit)	3,222	(446)	-	2,776
Net income (loss)	8,229	(1,110)	919	8,038

(18)	Subsequent events:

The Company has evaluated subsequent events for recognition and disclosure through November 13, 2025, which is the date the condensed consolidated financial statements were available to be issued.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the determination of the allowance for credit losses and valuation of goodwill, both of which involve significant judgment by management. Our critical accounting policies and related disclosures about credit losses are discussed in more detail in the Notes to our consolidated financial statements in the 2024 Annual Report. Please refer to Note 1 – Significant Accounting Policies and Note 4 – Loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Net interest income (GAAP)	$12,969	$10,865	$36,851	$31,962
Tax-equivalent adjustment on securities exempt from federal income tax	104	100	303	307
Net interest income, FTE (non-GAAP)	$13,073	$10,965	$37,154	$32,269

Average balance of total interest-earning assets	$1,494,692	$1,464,803	$1,475,326	$1,467,350

Net interest margin (annualized net interest income divided by the average balance of total interest-earning assets) (GAAP)	3.44%	2.95%	3.34%	2.91%

Net interest margin, FTE (annualized net interest income, FTE, divided by the average balance of total interest earning assets) (non-GAAP)	3.47%	2.98%	3.37%	2.94%

The efficiency ratio is a non-GAAP financial measure that is calculated by dividing non-interest expense by total revenue (net interest income plus non-interest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of our efficiency ratio for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Non-interest expense	$12,121	$11,396	$35,643	$34,136

Net interest income	$12,969	$10,865	$36,851	$31,962
Non-interest income	4,448	4,500	12,702	11,630
Total Revenue	$17,417	$15,365	$49,553	$43,592

Efficiency ratio (non-interest divided by total revenue) (non-GAAP)	69.6%	74.2%	71.9%	78.3%

Summary of Performance

Interest rates remained elevated during the first nine months of both 2025 and 2024, and the yield curve was inverted during both periods. The rapid increase in interest rates during 2022 and 2023 significantly increased funding costs in the banking industry and diminished mortgage loan originations. Higher rates have also negatively affected the fair value of debt securities. The Federal Open Market Committee (“FOMC”) implemented rate cuts, totaling 100 basis points, at the FOMC’s meetings in September, November, and December, 2024. In 2025, the FOMC implemented rate cuts of 25 basis points in September and again in October. Since then, the FOMC has maintained its target rate for federal funds at 3.75-4.00% through its October 2025 meeting.

Despite these economic headwinds, our profitability improved significantly in 2025. Net income was $9.8 million in the nine months ended September 30, 2025, a 22% increase over the $8.0 million earned through nine months in 2024. Better operating results were primarily due to a $4.9 million, or 15%, improvement in net interest income. Credit loss expense in the first nine months of 2025 was $641,000, compared to a credit loss recovery (i.e., a credit to pre-tax earnings) of $1.4 million in the prior year period.

Noninterest income in the first nine months of 2025 was $12.7 million, nearly 9% greater than the first nine months of 2024, primarily due to increased mortgage banking income as purchase mortgages continue to outpace refinance transactions. Noninterest expense increased 4.4% in the first nine months of 2025 as compared to the prior year, primarily due to professional fees incurred to register certain shares of our common stock on a registration statement with the SEC.

Selected information about our results for the nine months ended September 30, 2025 and 2024 are scheduled below:

Statement of Income Data	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	%
Interest income	$60,732	$58,365	$2,367	4.1%
Interest expense	23,881	26,403	(2,522)	(9.6)%
Net interest income	36,851	31,962	4,889	15.3%
Credit loss expense (recovery)	641	(1,358)	1,999	(147.2)%
Noninterest income	12,702	11,630	1,072	9.2%
Noninterest expense	35,643	34,136	1,507	4.4%
Income tax expense	3,496	2,776	720	25.9%
Net Income	$9,773	$8,038	$1,735	21.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,475,326	$1,467,350	$7,976	0.5%
Average total assets	1,537,960	1,531,813	6,147	0.4%
Average stockholders’ equity	148,188	138,985	9,203	6.6%

Selected Financial Ratios
Return on average assets	0.85%	0.70%	0.15%	21.2%
Return on average equity	8.82%	7.73%	1.09%	14.1%
Net interest margin (1)	3.37%	2.94%	0.43%	14.6%
Stockholders’ equity to total assets	9.70%	9.30%	0.40%	4.3%
Dividend payout ratio	18.31%	18.04%	0.27%	1.5%

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Net income for the three months ended September 30, 2025 was $3.7 million, a 21% increase compared to net income of $3.1 million in the three months ended September 30, 2024. This substantial earnings improvement was driven primarily by a 19% increase in net interest income.

Selected information about our results for the three months ended September 30, 2025 and 2024 are scheduled below:

Statement of Income Data	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	%
Interest income	$21,094	$19,985	$1,109	5.5%
Interest expense	8,125	9,120	(995)	(10.9)%
Net interest income	12,969	10,865	2,104	19.4%
Credit loss expense (recovery)	253	(171)	424	(248.0)%
Noninterest income	4,448	4,500	(52)	(1.2)%
Noninterest expense	12,121	11,396	725	6.4%
Income tax expense	1,331	1,082	249	23.0%
Net Income	$3,712	$3,058	$654	21.4%

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,494,692	$1,464,803	$29,889	2.0%
Average total assets	1,558,939	1,532,515	26,424	1.7%
Average stockholders’ equity	152,074	142,320	9,754	6.9%

Selected Financial Ratios
Return on average assets	0.99%	0.79%	0.19%	24.1%
Return on average equity	9.68%	8.55%	1.14%	13.3%
Net interest margin (1)	3.47%	2.98%	0.49%	16.5%
Stockholders’ equity to total assets	9.70%	9.30%	0.40%	4.3%
Dividend payout ratio	16.03%	15.70%	0.33%	2.1%

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

Our earning asset yields and cost of funds have been affected by the rate cuts of the FOMC as discussed above. Yields on earning assets, especially fixed rate loans and debt securities, have lagged behind the increase in funding costs. The Federal Reserve’s rapid increases in short-term interest rates in 2023 and 2022 affected our funding sources much faster, and to a greater degree, than our ability to reprice earning assets.

Our net interest income was $36.9 million and $32.0 million for the nine months ended September 30, 2025 and 2024, respectively. In the first nine months of 2025, on a full-tax equivalent basis, our net interest margin improved to 3.37% from 2.94% in the same period of 2024. The improvement in net interest margin was due primarily to higher loan yields and a decrease in the cost of time deposits and FHLB advances.

Our net interest income was $13.0 million and $10.9 million for the three months ended September 30, 2025 and 2024, respectively. In the third quarter of 2025, on a full-tax equivalent basis, our net interest margin improved to 3.47%, increasing from 3.40% in the second quarter of 2025 and 2.98% in the third quarter of 2024. The improvement in net interest margin was due primarily to higher loan yields and a decrease in the cost of time deposits and FHLB advances.

For the nine months ended September 30, 2025, on a full-tax equivalent basis, total interest income improved by $2.4 million, or 4%, compared to the same period of 2024. The increase was substantially due to higher loan yields. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. The loan yields increased to 5.83% from 5.69% for the same period in the prior year.

For the three months ended September 30, 2025, on a full-tax equivalent basis, total interest income improved by $1.1 million, or 5.5%, in the third quarter of 2025 compared to the same quarter of 2024. The increase was primarily due to higher loan yields. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. Loan yields increased to 6.00% for the three months ended September 30, 2025 increasing from 5.81% at the same quarter of 2024.

During the nine months ended September 30, 2025, the average amortized cost balance of debt securities was $161.0 million, a 5.8% decline from the comparable period of 2024. This decline was due to maturities, calls, and paydowns.

For the nine months ended September 30, 2025, dividends on Federal Home Loan Bank of Chicago (“FHLB”) stock decreased to $217,000 from $300,000 in the comparable period of 2024. The decrease was primarily due to a 17% decrease in average balance. We have redeemed some FHLB stock because we have been borrowing less from the FHLB. The timing of dividend payments and stock purchases and redemptions may distort the yield on average balances.

Interest expense decreased by $2.5 million, or nearly 9.6%, in the nine months ended September 30, 2025, compared to the same period in 2024. Interest expense on time deposits decreased by $1,968,000 because the average balance decreased slightly and the interest rate declined significantly, from 4.19% to 3.75%. During the first nine months of 2025, the cost reduction on time deposits more than offset increased interest expense on demand and savings and money market deposits. The cost of total interest-bearing deposits declined to 2.54% in nine months ended September 30, 2025, from 2.74% in the comparable period of 2024.

Interest expense decreased by $995,000, or 11%, in the three months ended September 30, 2025, compared to the same period of 2024. Interest expense on time deposits decreased by $1,096,000, or 20%, as both the average volume and interest rate declined. The cost reduction on time deposits more than offset increased interest expense on demand and savings and money market deposits. The cost of total interest-bearing deposits declined to 2.46% in the three months ended September 30, 2025, from 2.84% in the three months ended September 30, 2024.

Average interest-bearing deposits in the nine months ended September 30, 2025 were 1% more than in the comparable period of 2024. Average time deposits decreased by nearly 2% while average interest-bearing demand deposits increased by nearly 3%. Average savings and money market account balances increased nearly 4% compared to the first nine months of 2024.

Average interest-bearing deposits in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were little changed. Average time deposits decreased by 4% while average interest-bearing demand deposits increased by nearly 7%. Average savings and money market account balances increased 3% compared to the third quarter of 2024.

The cost of FHLB advances and repurchase agreements also decreased significantly in 2025 as deposit and borrowing costs in 2025 were influenced by the FOMC short-term rate cuts, totaling 100 basis points, during the last four months of 2024. During the nine months ended September 30, 2025, the rate on FHLB advances was 4.40%, as compared to the 5.22% cost during the comparable period of 2024. Consequently, due to favorable volume and rate variances, interest expense on FHLB advances was $915,000 less in the nine months ended September 30, 2025, compared to the same period in 2024.

During the three months ended September 30, 2025, the rate on FHLB advances was 4.22%, as compared to the 4.94% cost in the same period of 2024.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2025 and 2024. Non-accrual loans are included in average balances. The yields in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the “net interest margin” for the periods shown.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
			(Dollars in thousands)
Assets
Loans (1) (2)	$1,286,887	$56,722	5.89%	$1,283,372	$54,673	5.69%
Debt securities - taxable	109,173	1,899	2.33%	117,189	1,916	2.18%
Debt securities - tax-exempt (3)	51,835	1,443	3.72%	53,742	1,461	3.63%
Interest-bearing balances at banks	21,646	724	4.47%	6,923	286	5.52%
Federal funds sold	1,917	30	2.09%	1,608	36	2.99%
Federal Home Loan Bank stock	3,868	217	7.50%	4,516	300	8.87%
Total interest-earning assets	1,475,326	61,035	5.53%	1,467,350	58,672	5.34%
Cash and due from banks -noninterest bearing	16,306			20,432
Cash surrender value of life insurance	20,483			19,924
Premises and equipment, net	24,954			25,377
Unrealized gains (losses) on securities	(13,176)			(15,064)
Allowance for credit losses on loans	(14,547)			(15,281)
Other assets	28,614			29,075
Total assets	$1,537,960			$1,531,813
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$281,852	$2,967	1.41%	$273,800	$2,593	1.27%
Savings and money market	321,010	3,996	1.66%	310,183	3,865	1.66%
Time deposits	497,247	13,947	3.75%	507,866	15,915	4.19%
Total interest-bearing deposits	1,100,109	20,910	2.54%	1,091,849	22,373	2.74%
Federal Home Loan Bank advances	64,667	2,127	4.40%	77,845	3,042	5.22%
Securities sold under agreement to repurchase	21,590	571	3.54%	22,235	712	4.28%
Federal funds purchased and other borrowings	308	11	4.77%	306	14	6.11%
Subordinated debt	9,844	262	3.56%	9,820	262	3.56%
Total interest-bearing liabilities	1,196,518	23,881	2.67%	1,202,055	26,403	2.93%
Non-interest bearing demand deposits	175,010			173,379
Other noninterest bearing liabilities	18,244			17,394
Total liabilities	1,389,772			1,392,828
Stockholders’ equity	148,188			138,985
Total liabilities and stockholders’ equity	$1,537,960			$1,531,813

Net interest income / margin (3)		$37,154	3.37%		$32,269	2.94%
Less tax equivalent adjustment		(303)			(307)
Net interest income		$36,851			$31,962

(1) Includes loans held for sale and nonaccrual loans.

(2) Yield amounts on loans include fees.

(3) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

The following table sets forth average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2025 and 2024. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the net interest margin for the periods shown.

	Three Months Ended September 30,
	2025			2024
	Months
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
			(Dollars in thousands)
Assets
Loans (1) (2)	$1,303,321	$19,703	6.00%	$1,288,943	$18,820	5.81%
Debt securities - taxable	109,403	668	2.42%	105,543	523	1.97%
Debt securities - tax-exempt (3)	52,800	494	3.71%	52,755	478	3.61%
Interest-bearing balances at banks	22,590	253	4.44%	11,893	164	5.49%
Federal funds sold	1,783	10	2.23%	1,457	12	3.28%
Federal Home Loan Bank stock	4,795	70	5.79%	4,212	88	8.31%
Total interest-earning assets	1,494,692	21,198	5.63%	1,464,803	20,085	5.46%
Cash and due from banks -noninterest bearing	16,535			20,565
Cash surrender value of life insurance	20,624			20,050
Premises and equipment, net	24,715			25,298
Unrealized gains (losses) on securities	(12,052)			(13,812)
Allowance for credit losses on loans	(14,664)			(14,875)
Other assets	29,089			30,486
Total assets	$1,558,939			$1,532,515
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$284,633	$995	1.39%	$267,072	$855	1.27%
Savings and money market	316,040	1,341	1.68%	306,852	1,339	1.74%
Time deposits	498,106	4,483	3.57%	516,132	5,579	4.30%
Total interest-bearing deposits	1,098,779	6,819	2.46%	1,090,056	7,773	2.84%
Federal Home Loan Bank advances	94,482	1,006	4.22%	80,933	1,006	4.94%
Securities sold under agreement to repurchase	24,066	213	3.51%	24,093	258	4.26%
Federal funds purchased and other borrowings	8	-	0.00%	-	(4)	0.00%
Subordinated debt	9,850	87	3.50%	9,826	87	3.52%
Total interest-bearing liabilities	1,227,185	8,125	2.63%	1,204,908	9,120	3.01%
Non-interest bearing demand deposits	167,581			167,183
Other noninterest bearing liabilities	12,099			18,104
Total liabilities	1,406,865			1,390,195
Stockholders’ equity	152,074			142,320
Total liabilities and stockholders’ equity	$1,558,939			$1,532,515

Net interest income / margin (3)		$13,073	3.47%		$10,965	2.98%
Less tax equivalent adjustment		(104)			(100)
Net interest income		$12,969			$10,865

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

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$105	$1,944	$2,049
Debt securities - taxable	(141)	124	(17)
Debt securities - tax-exempt (1)	(54)	37	(18)
Interest-bearing balances at banks	492	(54)	438
Federal funds sold	5	(11)	(6)
Federal Home Loan Bank stock	(37)	(46)	(83)
Total interest income	$369	$1,994	$2,363

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$82	$292	$374
Savings and money market deposits	131	(0)	131
Time deposits	(312)	(1,656)	(1,968)
Total interest expense on deposits	(99)	(1,364)	(1,463)
Federal Home Loan Bank advances	(436)	(479)	(915)
Securities sold under agreement to repurchase	24	(165)	(141)
Federal funds purchased and other borrowings	1	(4)	(3)
Subordinated debt	1	(1)	-
Total interest expense	(510)	(2,012)	(2,522)

Net interest income (1)	$879	$4,006	$4,885
Tax equivalent adjustment			4
Net interest income			$4,889

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$269	$614	$883
Debt securities - taxable	25	120	145
Debt securities - tax-exempt (1)	2	13	15
Interest-bearing balances at banks	120	(31)	89
Federal funds sold	2	(4)	(2)
Federal Home Loan Bank stock	9	(27)	(18)
Total interest income	$427	$686	$1,112

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$64	$76	$140
Savings and money market deposits	43	(41)	2
Time deposits	(147)	(949)	(1,096)
Total interest expense on deposits	(41)	(913)	(954)
Federal Home Loan Bank advances	583	(583)	-
Securities sold under agreement to repurchase	135	(180)	(45)
Federal funds purchased and other borrowings	-	-	4
Subordinated debt	2	(2)	-
Total interest expense	680	(1,679)	(995)

Net interest income (1)	$(253)	$2,365	$2,107
Tax equivalent adjustment			(3)
Net interest income			$2,104

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

For the nine months ended September 30, 2024, our recovery of credit loss expense on loans was $1,677,000 and credit loss expense on off balance sheet loans was $319,000. During the first quarter of 2024, we refined the loss factors in our CECL model to include more current and relevant data. The changes reflect faster loan paydown experience and a more favorable economic climate than previously expected. Consequently, the loss factors applied to some of our loan pools, primarily in the real estate segment, decreased, while these adjustments increased the estimated loss factors applied to other loan pools, such as construction and commercial loans. The net effect was a recovery of credit loss expense.

Reserves for potential losses on individual problem loans were approximately $1.1 million at September 30, 2025 and $800,000 at December 31, 2024.

Credit loss expense on loans was $253,000 for the third quarter of 2025 and total $641,000 year-to-date. Credit loss recovery on loans was $171,000 for the third quarter of 2024. Economic conditions have been moderate, with GDP rebounding from the first quarter and unemployment increasing slightly, resulting in small changes to the loss rate calculation for individual segments. Qualitative risk factors were adjusted down slightly from the previous period based on improved past due performance and the stability of real estate values.

Non-Interest Income

The following table sets forth the Company’s various components of non-interest income for the nine months ended September 30, 2025.

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percentage
Non-interest income	(In Thousands of Dollars)

Service charges on deposits	838	$792	$46	5.8%
Mortgage banking income	8,476	7,603	873	11.5%
Debit card and ATM fees	1,355	1,378	(23)	(1.7)%
Insurance services	1,160	889	271	30.5%
Trust fees	105	114	(9)	(7.9)%
Other customer service fees	131	127	4	3.1%
Earnings on Bank-owned life insurance	426	397	29	7.3%
Gains (losses) on sales of securities	-	-	-	0.00%
Other non-interest income	211	330	(119)	(36.1)%
Total non-interest income	$12,702	$11,630	$1,072	9.2%

The following table sets forth the Company’s various components of non-interest income for the three months ended September 30, 2025.

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percentage
Non-interest income	(In Thousands of Dollars)

Service charges on deposits	$299	$281	$18	6.4%
Mortgage banking income	2,988	3,120	(132)	(4.2)%
Debit card and ATM fees	459	464	(5)	(1.1)%
Insurance services	432	360	72	20.0%
Trust fees	3	3	-	0.0%
Other customer service fees	46	61	(15)	(24.6)%
Earnings on Bank-owned life insurance	145	136	9	6.6%
Gains (losses) on sales of securities	-	-	-
Other non-interest income	76	75	1	1.3%
Total non-interest income	$4,448	$4,500	$(52)	(1.2)%

Non-interest income was $4.4 million in the three months ended September 30, 2025 and $4.5 million in the three months ended September 30, 2024, representing a slight 1% decline.

Insurance service revenue contributed to the increase in consolidated non-interest income in 2025. The timing of premium payments received from customers may skew insurance revenue from one quarter to the next. Insurance services revenue is generated by Tri-County Insurance Services, Inc. (d/b/a First State Insurance) (“FSI”), a wholly-owned subsidiary of the Bank. FSI had revenue of $1,160,000 in the nine months ended September 30, 2025, an increase of $271,000, or 30%, from the same period in 2024. The revenue increase in 2025 is primarily due to incentive commissions received from insurers. FSI continues to be profitable, with net income of $328,000 and $191,000 in the nine months ended September 30, 2025 and 2024, respectively.

The average balance of our investment in life insurance policies was $20.5 million and $20.0 million during the first nine months of 2025 and 2024, respectively. The increase in cash surrender value resulted in a tax exempt yield of 2.78% and 2.60% during the nine months ended September 30, 2025 and 2024 respectively. No death benefits were received in either year. As an investment, the policies are designed to be held until death of the insured.

The average balance of our investment in life insurance policies was $20.6 million and $20.0 million during the three months ended September 30, 2025 and 2024, respectively. The increase in cash surrender value resulted in a tax exempt yield of 2.79% and 2.70% during the three months ended September 30, 2025 and 2024, respectively. As noted above, no death benefits were received in either year. As an investment, the policies are designed to be held until death of the insured.

Most of our mortgage banking activity occurs at First State Mortgage Services, LLC (“FSM”), a wholly-owned subsidiary of the Bank. Mortgage banking income increased by $873,000, or 12%, in the nine months ended September 30, 2025 compared to the same period in 2024. Loan originations have increased in 2025, following a modest increase of 1.7% in calendar year 2024.

In the three months ended September 30, 2025, mortgage banking income decreased by $132,000, or 4%, compared to the same period of 2024.

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

FSM had 68 full-time equivalent employees at September 30, 2025, compared to 70 at December 31, 2024. We continue to try and adjust the scale of mortgage operations without significantly reducing our capacity to serve our markets.

Despite the less favorable rate environment in recent years, FSM financial performance has been improving. The net loss for the nine months of 2025 was 36% less than the comparable period in 2024, and FSM had a loss of $224,000 for the quarter ended September 30, 2025, compared to a net loss of $250,000 for the quarter ended September 30, 2024. FSM had a net loss of approximately $706,000 through the nine months ending 2025 and a net loss of approximately $1,110,000 through the nine months ending 2024.

Non-Interest Expense

The following table sets forth the various components of our non-interest expense for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percentage
Non-interest expense	(In Thousands of Dollars)

Salaries and employee benefits	$23,462	$23,005	$457	2.0%
Occupancy	2,008	2,052	(44)	(2.1)%
Furniture and equipment	908	964	(56)	(5.8)%
Data processing	3,274	2,859	415	14.5%
FDIC insurance assessments	509	540	(31)	(5.7)%
Insurance	93	107	(14)	(13.1)%
Advertising	515	476	39	8.2%
Professional fees	1,855	1,209	646	53.4%
Other non-interest expense	3,019	2,924	95	3.2%
Total non-interest expense	$35,643	$34,136	$1,507	4.4%

Efficiency ratio	71.9%	78.3%	(6.4)%	(8.1)%
FTE employees at period-end	285	309	(24)	(7.8)%

The following table sets forth the various components of our non-interest expense for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percentage
Non-interest expense	(In Thousands of Dollars)

Salaries and employee benefits	$8,004	$7,877	$127	1.6%
Occupancy	673	608	65	10.7%
Furniture and equipment	333	371	(38)	(10.2)%
Data processing	1,230	1,002	228	22.8%
FDIC insurance assessments	171	180	(9)	(5.0)%
Insurance	31	37	(6)	(16.2)%
Advertising	188	159	29	18.2%
Professional fees	559	344	215	62.5%
Other non-interest expense	932	818	114	13.9%
Total non-interest expense	$12,121	$11,396	$725	6.4%

Efficiency ratio	69.6%	74.2%	(4.6)%	(6.2)%
FTE employees at period-end	285	309	(24)	(7.8)%

Despite inflationary pressures, we were largely successful in controlling non-interest expense during 2025. Total non-interest expense increased slightly more than the rate of inflation, which included the costs of preparing our registration statement to file with the SEC and ongoing filing costs.

In the three months ended September 30, 2025, our efficiency ratio decreased to 70% from 74% for the comparable period of 2024. The lower efficiency ratio results from significantly higher net interest income and non-interest income, up 15% and 9%, respectively, from year-end 2024. In contrast, non-interest expense increased 4% since year-end 2024, largely due to higher incentive-based pay and the costs of preparing our registration statement.

Income Taxes

Income tax expense was $3.5 million and $2.8 million in the nine months ended September 30, 2025 and 2024, respectively. The 26% increase in income tax expense was directionally consistent with the 23% increase in pre-tax income. Our effective income tax rate (income tax expense divided by pre-tax income) was 26.3% and 25.7% in the first nine months of 2025 and 2024, respectively, compared to the combined federal and state statutory income tax rate of approximately 28.5%. The difference between the combined federal and state statutory rate and our effective tax rate is primarily due to tax-exempt interest income and earnings on Bank-owned life insurance. The average balance of our tax-exempt municipal securities decreased in 2025 due to maturities, calls, and paydowns. Less tax-exempt interest income contributed to the higher effective tax rate in 2025.

In the three months ended September 30, 2025 and 2024, our income tax expense was $1.3 million and $1.1 million respectively. The 22% increase in tax expense was directionally consistent with the 22% increase in our pre-tax income. Our effective income tax rate (income tax expense divided by pre-tax income) was 26.4% and 26.1% in the three months ended 2025 and 2024, respectively, compared to the combined federal and state statutory income tax rate of approximately 28.5%.

FINANCIAL CONDITION

Overview

Total assets were $1.59 billion at September 30, 2025, representing an increase of $47.9 million, or 3.1%, from December 31, 2024. The most significant change in assets was the $5.0 million (or 56%) increase in mortgage loans held for sale. Asset growth was funded primarily by FHLB advances and retained earnings.

Our primary investing activities are the origination of real estate, commercial, and agricultural loans and the purchase of debt securities. Assets are funded primarily by deposits, borrowings such as FHLB advances, securities sold under agreement to repurchase and stockholders’ equity.

Our primary earning assets and funding sources are discussed below, including significant changes in our assets, liabilities, and stockholders’ equity during the first nine months of 2025.

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

Our investment portfolio increased $10.3 million from December 31, 2024 to September 30, 2025 with the purchase of additional securities to the portfolio.

The amortized cost and fair value of our Treasury securities were $17.9 million and $17.4 million, respectively at September 30, 2025. The amortized cost and fair value of our Treasury securities were $25.8 million and $24.6 million, respectively, at December 31, 2024. Our federal agency obligations consist of securities issued by U.S. government-sponsored enterprises, primarily the FHLB. We also invest in SBA guaranteed loan participations.

The fair value of our debt securities recovered in the third quarter of 2025 compared to year-end 2024. Unrealized losses in our securities portfolio are due to increases in interest rates rather than credit deterioration. None of our securities has had a past due payment.

Absent credit quality concerns or further increases in market interest rates, unrealized losses on debt securities generally recover as the maturity date approaches.

Loan Portfolio

Our loan portfolio consists of various types of loans. The three segments of our loan portfolio are: commercial (including agricultural production); real estate; and consumer. At September 30, 2025 and December 31, 2024, the real estate segment comprised 89% and 88%, respectively, of our loan portfolio. The real estate segment primarily consists of commercial and one-to-four family residential loans. Smaller portions of the real estate segment are agricultural loans and construction and land loans. Our loans are primarily to borrowers in the Illinois markets where we operate.

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

At September 30, 2025 and December 31, 2024, approximately 90% of our residential real estate loans were secured by first liens on one-to-four family residential properties. The rest of the portfolio are home equity loans and other home loans secured by junior liens. At origination, evaluation of borrower repayment ability includes a review of debt to income, credit scores, and certain other information. Collateral coverage is based on appraisals.

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

Loan volume in the first nine months of 2025 increased compared to year-end 2024. Total loans were approximately 1.8% more at September 30, 2025 compared to year-end 2024.

The following table sets forth loans within each segment of our portfolio at September 30, 2025 and year-end 2024, including their percentage of total loans and increase (decrease) through the third quarter of 2025:

	September 30,	Dec. 31,	September 30,	Dec. 31,	Increase (Decrease)
	2025	2024	2025	2024	in 2025
	(Dollars in thousands)		Percent of Total Loans		Percentage
Commercial
Commercial	$72,806	$69,720	5.6%	5.5%	4.4%
Agricultural	63,004	80,577	4.8%	6.3%	(21.8)%
Other	-	-	0.0%	0.0%	0.00%
Real estate
Commercial real estate	564,601	538,810	43.5%	42.2%	4.8%
Consumer real estate	393,045	386,475	30.3%	30.3%	1.7%
Agricultural real estate	164,733	170,401	12.7%	13.4%	(3.3)%
Construction and land	32,882	21,841	2.5%	1.7%	50.6%
Consumer
Installment	4,377	4,196	0.3%	0.3%	4.3%
Vehicle	2,206	3,119	0.2%	0.2%	(29.3)%
Credit cards	1,339	1,270	0.1%	0.1%	5.4%
Total loans	1,298,993	1,276,409	100.0%	100.0%	1.8%
Allowance for credit losses	(14,815)	(14,444)	(1.1)%	(1.1)%	2.6%
Loans, net	$1,284,178	$1,261,965			1.8%

Past Due Loans

Loans past due are summarized in the following table.

	(Dollars in thousands)		Percentage of Total Loans
	September 30,	December 31,	September 30,	December 31,
Loans past due	2025	2024	2025	2024
30-89 days past due	$6,013	$5,318	0.47%	0.41%
90 or more days past due	4,748	3,784	0.37%	0.30%
Total loans past due 30 days or more	$10,761	$9,102	0.84%	0.71%

Past due loans remain at manageable levels. At September 30, 2025, three loans comprised 75% of total loans past due 90 days or more. The largest two loans each had a balance of approximately $1.2 million each and are secured by owner-operated commercial real estate. The other is an agricultural loan that is fully secured. Management believes cash flow from operations and, if necessary, collateral coverage will prevent or mitigate losses on these loans.

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

Total average interest-bearing deposits were $1.10 billion in the third quarter of 2025. Total deposits as of September 30, 2025 were $1.25 billion, representing a $20.3 million (or 1.6%) decrease from year-end 2024. However, the majority of this decrease can be attributed to a reduction in brokered deposits by approximately $20.3 million from year end to September 30, 2025. At September 30, 2025, deposit categories were similar to year end 2024 as a percent of total deposits.

We continue to participate in a program offered by the State of Illinois, whereby we obtain time deposit funding in exchange for commitments to make a certain amount of agricultural loans. The average balance of State of Illinois time deposits was $65.0 million at September 30, 2025 and December 31, 2024.

Deposits as of September 30, 2025 and year-end 2024 are presented below, together with the percentage increase (decrease) as of September 30, 2025:

	September 30,	December 31,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Deposit Category (Dollars in thousands)
Demand, non-interest bearing	$165,049	$176,978	$(11,929)	(6.7)%
Demand, interest bearing	273,034	263,600	$9,434	3.6%
Savings, including money market	320,884	331,480	$(10,596)	(3.2)%
Time, $250 and over	144,003	131,874	$12,129	9.2%
Time, under $250	350,036	369,364	$(19,328)	(5.2)%
Total deposits	$1,253,006	$1,273,296	$(20,290)	(1.6)%

Maturities of time deposits as of September 30, 2025 are shown below:

	September 30, 2025	Percentage of Total
Maturing Period (Dollars in thousands)
Within one year	$416,330	84.3%
Over one year through two years	63,839	12.9%
Over two years through three years	11,068	2.3%
Over three years through four years	2,193	0.4%
Over four years through five years	609	0.1%
Total time deposits	$494,039	100.0%

Core deposits are defined by the banking regulators as all deposit accounts of $250,000 and less, minus any fully insured brokered deposits of $250,000 or less. Our core deposits have been relatively stable, while our use of brokered deposits has declined in 2024 and the nine months of 2025. Information about our core deposits and brokered deposits follows as of the dates indicated:

Core and Brokered Deposits	September 30,	December 31,
(Dollars in thousands)	2025	2024

Core deposits	$1,080,872	$1,093,886
% of total deposits	86.3%	85.9%
Change from prior balance sheet date	$(13,014)	$42,720
% Change from prior balance sheet date	(1.2)%	4.1%

Brokered deposits	$28,877	$49,223
% of total deposits	2.3%	3.9%

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

As shown below, uninsured and preferred deposit balances have been relatively stable. Estimated uninsured deposits and preferred deposits and their percentage to total deposits follow as of the dates indicated:

	September 30, 2025	December 31, 2024
Uninsured and Preferred Deposits (Dollars in thousands)
Estimated amount of uninsured deposits	$320,676	$320,972
Preferred deposits	107,635	107,613
Estimated uninsured deposits, net of preferred deposits	$213,041	$213,359
As a percent of total deposits
Estimated uninsured deposits	25.6%	25.2%
Estimated uninsured deposits, net of preferred	17.0%	16.8%

Other Borrowings

We also used repurchase agreements as a funding source. Repurchase agreements provide secured borrowings from customers whose funds exceed FDIC deposit insurance limits. To repay these borrowings, we are required to repurchase identical securities to those that are sold. The average balance of securities sold under agreement to repurchase was $21.6 million and $22.5 million at September 30, 2025 and December 31, 2024, respectively.

We also maintain a borrowing arrangement with the FHLB. FHLB advances totaled $121.9 million at September 30, 2025, compared to $67.9 million at year-end 2024. The increase in FHLB advances from year-end occurred to fund loan growth while decreasing our use of brokered deposits.

Off-Balance Sheet Arrangements

As a provider of financial services, we issue standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards, and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash, and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $6.9 million and $6.7 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, we had outstanding loan commitments, including letters of credit, totaling $281.1 million and $232.0 million, respectively. These commitments consist primarily of unfunded lines of credit and commitments to make loans.

We anticipate that sufficient funds will be available to meet current loan commitments. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As required by ASC 326, we maintain an allowance for expected credit losses on off-balance sheet commitments. The allowance balance is included with other liabilities on our balance sheet. The allowance balance is calculated in the same manner as our allowance for credit losses on loans, except we estimate the percentage of off-balance sheet commitments that we will actually fund in the future. Our allowance for credit losses on off-balance sheet commitments was $1.1 million at September 30, 2025 and $1.0 million at December 31, 2024. There were no charge-offs of any off-balance sheet commitments in 2024 or through September 30, 2025.

Funding at the Company Level

At September 30, 2025 and December 31, 2024, the Company had $10.0 million of subordinated debentures outstanding. These unsecured subordinated debentures mature in 2031.

In 2022, the Company obtained a $10 million operating line of credit from Bankers’ Bank. The line of credit was most recently renewed in 2024 with a maturity date of October 29, 2026. The line of credit is secured by all the stock of the Bank and includes covenants specific to capital and other financial ratios. The Company was in compliance with these covenants at September 30, 2025 and December 31, 2024. There were no borrowings on the line of credit during the first nine months of 2025 or during 2024.

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

In the event we require funds beyond our ability to generate them internally, additional funds are generally available from FHLB advances and the Federal Reserve Discount Window. Brokered deposits and deposits obtained through listing services are other potential sources of funds. The Company also has a $10 million line of credit that could be used to support Bank liquidity.

We maintain significant capacity to borrow from the FHLB and the Federal Reserve. The Bank’s pledged collateral, related borrowings, and additional borrowings available are summarized below.

	September 30,	December 31,
	2025	2024
Collateral pledged to	(Dollars in thousands)
Federal Home Loan Bank	$900,405	$892,193
Federal Reserve Discount Window	100,410	111,238
	$1,000,815	$1,003,431
Borrowings from the
Federal Home Loan Bank	$121,917	$67,917
Federal Reserve Discount Window	-	-
	$121,917	$67,917
Additional borrowing available from the
Federal Home Loan Bank	$422,833	$483,639
Federal Reserve Discount Window	86,941	85,839
Total borrowing available	$509,774	$569,478

Our most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending, and investing activities during any given year. These liquid assets totaled $206.9 million at September 30, 2025 and $188.7 million at December 31, 2024.

Operating activities provided $3.6 million and $0.4 million of cash for the nine months ended September 30, 2025 and 2024, respectively. Net income is a primary source of operating cash, as adjusted for certain items including gains on sales of assets, changes in income and expense accruals, and non-cash expenses such as depreciation and the provision for credit losses.

Mortgage banking activity was another important source of cash from operating activities, as shown in the following table.

Cash flows from mortgage loans held for sale	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Dollars in thousands)
Proceeds from loan sales	$250,289	$224,793
Gains on sales of loans	$(8,476)	$(7,603)
Origination of loans held for sale	(246,836)	(223,005)
Net cash (used)	$(5,023)	$(5,815)

Investing cash flows related to debt securities provided significant cash in both 2025 and 2024, as summarized below.

Cash flows from security purchases and maturities	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Increase (Decrease)
(Dollars in thousands)
Proceeds from maturities, paydowns, and calls	$15,270	$31,858	$(16,588)
Purchases of available-for-sale securities	(20,549)	0	(20,549)
Net cash provided (used)	$(5,279)	$31,858	$(37,137)

In the nine months ended September 30, 2025, net cash used in investing activities was $29.7 million, primarily due to purchases of securities, of $20.5 million.

Financing activities provided $34.0 million of net cash in the nine months ended September 30, 2025. Net decreases in deposits were $20.3 million in the nine months ended September 30, 2025. Increases of FHLB advances provided $54.0 million of financing cash in the nine months ended September 30, 2025, as management relied more on other funding sources.

Less significant sources and uses of cash from financing activities include cash dividends paid, purchases and retirement of our common stock, and proceeds from stock options exercised. Netted together, these equity transactions used $0.2 million of cash in the nine months ended September 30, 2025.

Cash and cash equivalents increased $7.8 million in the nine months ended September 30, 2025. We consider cash and cash equivalents, in combination with other liquidity sources, to be adequate for our operations.

Management believes the Bank’s liquid assets and unused borrowing capacity are sufficient for our operations, including the ability to fund loan originations and meet deposit outflows.

CAPITAL

As of September 30, 2025, total stockholders’ equity was $154.0 million, an increase of $10.8 million, or 7.5%, from $143.2 million at December 31, 2024. The increase to total stockholders’ equity was primarily driven by net income of $9.8 million and was reduced by dividends declared and paid of $1.8 million and improvement of $3.7 million in accumulated other comprehensive income (loss).

The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2025, the Company’s capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2025 are presented in the table below.

	Capital Ratios		Capital Amounts
Capital ratios of the Bank, as of September 30, 2025	Minimum Required	Actual	Minimum Required	Actual
			(Dollars in thousands)
Common Equity Tier 1 capital to risk-weighted assets (1)	7.0%	13.7%	$82,836	$161,517
Total capital to risk-weighted assets (1)	10.5%	14.8%	$124,254	$175,251
Tier 1 Capital to risk-weighted assets (1)	8.5%	13.6%	$100,587	$161,517
Tier 1 Capital to average assets (leverage ratio) (2)	5.0%	10.3%	$78,084	$161,517

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

Dividends and Share Buybacks

We continue our history of paying cash dividends to stockholders. Dividends were $0.75 per share year-to-date at September 30, 2025.

Dividends were $0.85 per share in year-to-date 2024. Our ratio of dividends declared to net income was 20% year-to-date in 2024.

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

We purchased and retired 45,175 shares in 2024 for approximately $1.9 million. In the first nine months of 2025, we purchased and retired 19,800 shares for approximately $910,000. In October 2025, the Company's board of directors approved a new repurchase program allowing the Company to repurchase up to $1,000,000 worth of the Company's common stock.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of future economic, business and market conditions and changes, particularly in our Illinois market area, including prevailing interest rates and the rate of inflation;
●	governmental trade, monetary, tax and fiscal policies;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	changes in borrowers’ credit risks and payment behaviors;
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible credit losses, our analysis of our capital position and other estimates;
●	the performance of our commercial real estate loan portfolio, including the effects of the elevated interest rate environment, the strength of the commercial real estate market in our Illinois markets, and recent changes in retail and office usage patterns;
●	risk of cybersecurity attacks that could result in damage to the Company’s or third-party service providers’ networks or data of the Company;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	changes in the prices, values and sales volumes of residential real estate;
●	changes in the scope and cost of FDIC insurance, the state of Illinois’ Public Deposit Insurance Fund and other coverages;
●	the impact of litigation and other claims we may be subject to from time to time;
●	the effects of fraud by or affecting employees, customers or third parties;
●	changes in the availability and cost of credit and capital in the financial markets;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	changes in accounting policies, rules and practices;
●	the risks related to mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
●	the risks noted in the Risk Factors discussed in the Company’s Form S-1, filed with the SEC on July 18, 2025, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2025, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

During the third quarter of 2025, the Company repurchased 14,000 shares of its common stock. At September 30, 2025, our most recent share buyback program had been completed.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

N/A.

Item 5 – Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY FINANICAL GROUP, INC.

(Registrant)

Date: September 13, 2025	By:	/s/ Kirk Ross
Kirk Ross
Director, President and Chief Executive Officer
(principal executive officer)

Date: September 13, 2025	By:	/s/ Lana Eddy
Lana Eddy
Chief Financial Officer
(principal financial officer)

