Form 10-K
period 2025-12-31
Tri-County Financial Group, Inc.
filed 2026-03-09
CIK 1725262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission file number: 333-288087

TRI-COUNTY FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3412522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Washington Street Mendota, Illinois 61342	(815) 538-2265
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $97.6 million, determined using a per share closing price for the registrant’s common stock on that date of $43.50, as quoted on OTC Market Group, Inc.

As of March 4, 2026, there were 2,376,998 shares outstanding of the registrant’s common stock, $1.00 par value.

TRI-COUNTY FINANCIAL GROUP, INC.

2025 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Tri-County Financial Group, Inc. (the “Company”) is a bank holding company that was incorporated under the laws of the State of Delaware in 1986. The Company conducts a majority of its business through its wholly owned subsidiary, First State Bank (the “Bank”). As of December 31, 2025, the Company had approximately $1.6 billion in consolidated total assets. The Company and the Bank are headquartered in Mendota, Illinois.

The Bank was founded in 1940 and has focused on providing comprehensive banking services to the communities it serves. For the first several decades, the Bank conducted its business through its headquarters in Mendota. In the 1980s and 1990s, the Bank began expanding to nearby communities, including facilities in LaMoille, Peru, Streator, Ottawa and McNabb. During the early 2000s, the Bank focused on expanding its service offerings and established First State Insurance, a full-service insurance agency. As the Bank increased its branch locations, it also developed a full-service mortgage lending operation in 2007, now referred to as First State Mortgage. Over the next several years, the Bank engaged in the acquisition of several smaller banks and grew to over $1.0 billion in assets. Currently, the Bank has 19 branch offices in 18 communities located primarily in north central Illinois.

The Bank focuses primarily on the origination and servicing of three categories of loans: (i) commercial loans, including commercial and industrial loans; (ii) real estate loans, including commercial real estate, agricultural real estate and one-to-four family residential mortgage loans; and (iii) agricultural loans, including agricultural operating loans. Demand, savings (including money market), and time deposits are the Bank’s primary funding sources. The funding mix also includes securities sold under agreement to repurchase and borrowings from the Federal Home Loan Bank of Chicago.

Our results of operations are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from sales of one-to-four family residential mortgage loans, loan servicing, trust and insurance services, and customer deposit services. Significant non-interest expenses include salaries and employee benefits, data processing, occupancy and equipment expense, professional services, and deposit and other insurance coverage.

Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount allowable under applicable federal laws and regulations. The Bank is regulated by the Illinois Department of Financial and Professional Regulation (the “IDFPR”), as the chartering authority for state banks in Illinois, and the FDIC, as the administrator of the DIF. The Bank is also subject to regulation by the Federal Reserve with respect to reserves required to be maintained against deposits and certain other matters.

The Bank also owns one mortgage subsidiary, First State Mortgage Services, LLC (“FSM”), and an insurance subsidiary, Tri-County Insurance Services, Inc. (d/b/a First State Insurance) (“FSI”). FSM, headquartered in Bloomington, Illinois, has lending capabilities in most states and offers a wide range of residential mortgage loan products. Operations began in 2007, and the entity became a wholly owned subsidiary of the Bank in 2011. FSM’s revenues and profitability vary greatly based on the mortgage interest rates. First State Insurance, an independent insurance agency headquartered in Mendota, Illinois, has been serving clients in North Central Illinois since 2000. Home, auto, motorcycle, health, life insurance coverage is offered to consumers and businesses. The agency also serves the agricultural community with farm policies, crop hail and multi-peril insurance.

The Company’s executive office and the Bank’s main office are located at 706 Washington Street, Mendota, Illinois 61342. The telephone number is (815) 538-2265. Our website address is www.firststatebank.biz. The information contained on our website is not a part of, or incorporated by reference into, this report.

Market Areas

The Bank’s primary deposit gathering and lending markets are geographically diversified throughout north central Illinois. We are headquartered in Mendota, Illinois, and have branches in Batavia, Bloomington, Champaign, Geneva, LaMoille, McNabb, North Aurora, Ottawa, Peru, Princeton, Rochelle, Shabbona, St. Charles, Streator, Sycamore, Waterman and West Brooklyn, Illinois. The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base. The Bank has a designated a community president to oversee the northern market areas and southern market areas (Bloomington and Champaign). FSM and FSI operate out of our bank branches or ancillary facilities. Additionally, FSM has one loan production office located in Sussex, Wisconsin, which is our only office location outside of Illinois.

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans. Its most direct competition for deposits and loans comes from large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, financial technology (fintech) companies and other non-bank financial service providers located in its principal market areas, including many larger financial institutions which have greater financial and marketing resources available to them. The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, service levels, liquidity and risk comparable to or better than those offered by competing investment opportunities. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Human Capital Resources

Employees. The Company is a relationship driven company and its ability to attract and retain exceptional employees is key to its success. At December 31, 2025, the Bank, FSI and FSM had a total of 287 full-time equivalent employees. In 2025, the Company had one employee, President and Chief Executive Officer, Timothy McConville. Mr. McConville retired on October 28, 2025. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be excellent.

Talent development and retention. The Company utilizes various processes to recruit employees with values that align with the Company’s vision of providing exceptional services to the local communities we serve. The long-term success of the Company revolves around the ability to continue to develop and retain these employees. The Company encourages and supports the growth and development of its employees and, wherever possible, seeks to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and external training opportunities.

Lending Activities

General.

The Bank strives to provide a full range of financial products and services to individuals as well as to small- and medium-sized businesses in each market area it serves. The Bank targets consumers for their mortgage needs as well as owner-operated businesses for small business and commercial real estate. The Bank has a loan committee with authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Chief Credit Officer, and other senior commercial lenders or the Bank’s board of directors. When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

The following is a description of each major category of the Bank’s lending activity.

Real Estate Lending.

Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property and are subject to strict underwriting guidelines. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional commercial real estate loans, which are part of an overall banking relationship with the customer and does not focus on originating transactional type loans where the borrower does not have other financial relationships with the Bank. This focus results in more owner-occupied commercial real estate loans that are diversified by borrower type and geography. The Bank monitors the commercial real estate loan portfolio closely for concentrations in loan types as well as the financial performance of the borrowers. Currently, the Bank has not identified any negative trends related to the commercial real estate loan portfolio. The Bank’s loan growth over the past few years has been driven in large part by commercial real estate loans.

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are typically priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of seven years or less and amortization periods of typically either 15, 20 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 90% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers. The balances of one-to-four family residential real estate loans increased as of December 31, 2025 compared to December 31, 2024 primarily due to decreasing mortgage rates, which increased demand for the Bank’s mortgage loans. While the Bank retains some of the new fixed rate mortgage loan originations, most of the new fixed rate mortgage loans continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The balances of construction and land loans increased as of December 31, 2025, compared to December 31, 2024 primarily due to higher demand from the Bank’s loan customers for these types of loans as well as due to lower interest rates.

Commercial Lending.

Commercial loans include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term, and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base.

Agricultural Lending.

Agricultural real estate loans generally have amortization periods of 20 years or less, during which time the Bank generally retains a security interest in the borrower’s real estate. The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five- to seven-year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of appraised value. The Bank continues to focus on generating additional agricultural loan relationships in each of its market areas.

Consumer and Other Lending.

Loans classified as consumer and other loans include automobile, boat, home improvement and home equity loans. With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing. Home improvement loans and home equity loans are principally secured through second mortgages. The terms of the loans typically range from one to seven years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 90% of the value of the property unless further protected by private mortgage insurance. Home improvement loans are generally made for terms of five to seven years with fixed interest rates. Home equity loans are generally made for terms of seven years on a revolving basis with adjustable monthly interest rates tied to the national prime interest rate. While the Bank primarily provides consumer loans to its existing customers, consumer lending is not a category the Bank targets for organic growth.

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, direct solicitation by the Bank and FSM’s loan officers, present depositors and borrowers, referrals from builders and attorneys, walk-in customers and, in some instances, other lenders. Consumer and commercial real estate loan originations generally emanate from many of the same sources.

Residential loan applications are underwritten and closed based upon standards which generally meet secondary market guidelines. The loan underwriting procedures followed by the Bank and FSM conform to regulatory specifications and are designed to assess both the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. The Bank and FSM obtain reports with respect to the borrower’s credit record, and on real estate loans, orders and reviews an appraisal of any collateral for the loan (prepared for the Bank and FSM by an independent appraiser).

Loan applicants are notified promptly of the decision of the Bank or FSM. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property.

The Bank is focusing on the generation of commercial, commercial real estate and agricultural loans to grow and diversify the loan portfolio. The substantial growth in 2025 was in commercial real estate, consumer real estate, and construction and land real estate. Total portfolio loan growth increased approximately 3% from year-end 2024.

Deposits

The Bank has a diversified deposit base. The deposit base consists of retail, commercial and public fund customers located in the markets in which the Bank operates. The Bank provides a diverse financial suite of products to its deposit customers and seeks to be the primary financial service provider for these customers. The Bank considers these deposit relationships to be its core deposit base. If the Bank requires funding that exceeds these customers’ deposit balances, non-core or brokered deposits may be utilized. The balance of these non-core or brokered deposits at December 31, 2025 was $44.9 million, or 3% of total deposits.

In order for the Bank to attract and retain stable deposit relationships, the Bank offers business cash management solution services to help local companies better manage their cash flow. The Bank also offers IntraFi and CDARS to provide customers with FDIC insurance coverage for deposit balances that exceed the insurance limit of $250,000. The expertise and experience of the Bank’s management coupled with the latest technology accessed through third party providers enables the Bank to maximize the growth of business-related deposits.

As for consumers, deposit growth is driven by a variety of factors including, but not limited to, population growth, bank and non-bank competition, local bank mergers and consolidations, increases in household income, interest rates, accessibility of location and the sales efforts of Bank personnel. Time deposits can be attracted and increased by paying an interest rate higher than that offered by competitors, but are the costliest type of deposit. The most profitable type of deposits are non-interest bearing demand (checking) accounts, which can be attracted by offering free checking. However, both high interest rates and free checking accounts generate certain expenses for a bank and the desire to increase deposits must be balanced with the need to be profitable and the extent of banking relationships with the customers. The deposit services of the Bank are generally comprised of demand deposits, savings deposits, money market deposits, time deposits and Individual retirement accounts.

Forward-looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the federal securities law. Forward-looking statements are not historical facts and are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “project,” “possible,” “continue,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of future economic, business and market conditions and changes, particularly in our Illinois market area, including prevailing interest rates and the rate of inflation;

●	governmental trade, monetary, tax and fiscal policies, including the policy decisions of the Federal Reserve;

●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;

●	changes in borrowers’ credit risks and payment behaviors;

●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible credit losses, our analysis of our capital position and other estimates;

●	the performance of our commercial real estate loan portfolio, including the effects of the elevated interest rate environment, and the strength of the commercial real estate market;

●	risk of cybersecurity attacks that could result in damage to the Company’s or third-party service providers’ networks or data of the Company;

●	technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers;

●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

●	increased competition in the financial services sector, including from non-bank competitors such as credit unions and fintech companies, and the inability to attract new customers;

●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;

●	the effects of fraud by or affecting employees, customers or third parties;

●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;

●	changes in the prices, values and sales volumes of residential real estate;

●	the impact of litigation and other claims we may be subject to from time to time;

●	changes in the availability and cost of credit and capital in the financial markets;

●	the loss of key executives and employees, talent shortages and employee turnover;

●	changes in technology or products that may be more difficult or costly to implement, or less effective than anticipated;

●	changes in accounting policies, rules and practices;

●	the risks related to mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

●	the risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Supervision and Regulation

General

FDIC-insured banking institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes, and by the regulations and policies of various banking agencies, including the IDFPR, the Federal Reserve, the FDIC, and federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.

We are subject to federal and state banking laws that impose a comprehensive system of supervision, regulation, and enforcement on our operations that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability of the Company and the Bank to merge, consolidate and acquire, transactions with the Company’s and the Bank’s insiders and affiliates, and our payment of dividends.

In response to the global financial crisis, and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banking organizations over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.

Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations, including community banks, through various supervisory, regulatory, and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals, initiatives to streamline examination and application processes, and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banks, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. These developments may be favorable to the operations of the Company or the Bank; however, future changes in laws, regulations, or supervisory priorities, and their impacts on the Company’s or the Bank’s business, remain uncertain.

The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. Examinations results in confidential examination reports and supervisory ratings may impact an institution’s operations, capital levels, growth, and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management ability, earnings, liquidity, and overall risk profile, among other things. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, violate applicable law, or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect the operations and financial results of the Company and the Bank, as well as the banking industry in general.

In recent supervisory communications, rulemakings and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations and efforts to reduce examination burden, particularly for community banks. For example, the FDIC, the Bank’s primary federal regulator, has proposed or implemented initiatives: (i) to clarify standards for unsafe or unsound practices; (ii) to enhance supervisory appeals processes; (iii) to streamline examination procedures; and (iv) to revise standards governing the termination of enforcement actions. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations), generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the federal banking agencies determined that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. The accords recognized that bank assets, for the purpose of the capital ratio calculations, needed to be risk weighted (the theory being that riskier assets should require more capital), and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective in 2015 (with certain phase-ins) (the “Basel III Rule”). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Bank is subject to the Basel III Rule.

The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital (“CET1”), which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also limited the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in regulatory capital, and it required deductions from CET1 if such assets exceeded prescribed thresholds.

The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed “adequately capitalized” as follows:

●	A ratio of CET1 equal to 4.5% of risk-weighted assets;

●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;

●	A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and

●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4%.

In addition, banking organizations that want to make capital distributions (including dividends and stock repurchases), and pay discretionary bonuses to executive officers without restriction, must maintain 2.5% in the form of CET1 for a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital, and 10.5% for Total Capital.

Well Capitalized Requirements. The capital ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital at levels above these minimums and to be “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by an organization’s specific risk profile or operating circumstances. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by credit concentrations, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.

Under the capital regulations of the Federal Reserve and FDIC, in order to be well capitalized, a banking organization must maintain:

●	A ratio of CET1 to risk-weighted assets of 6.5% or more;

●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;

●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and

●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or more.

Under the Basel III Rule, a banking organization may be considered “well capitalized,” while not complying with the capital conservation buffer requirement described above.

As of December 31, 2025: (i) the Bank was not subject to a directive from the FDIC or the IDFPR to increase its capital; and (ii) the Bank was well capitalized, as defined by FDIC regulations.

Basel III Endgame Proposal. Previously, federal banking agencies proposed a “Basel III Endgame Rule” to complete the implementation of certain aspects of the Basel III accords, including to the risk weighting of assets; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency, and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal agency officials, it is anticipated that a revised proposal may be issued in the future. Any reproposal of the Basel III Endgame Rule is expected to primarily affect large, complex banking organizations.

Prompt Corrective Action. The concept of a banking organization being “adequately capitalized” or “well capitalized,” as defined above, is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” in each case as defined by regulation. Depending on the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with the federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8% and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets; (ii) limited amounts of certain assets and off-balance sheet exposures; and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%; however, the proposal has not yet been finalized. The Company and the Bank may elect the CBLR framework at any time, but have not currently determined to do so.

Supervision and Regulation of the Company

General. As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation, supervision, and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are legally obligated to act as a source of financial strength to the Bank, and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations, and such additional information regarding us and our subsidiaries as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company, or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state of the United States, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws, and state minimum-existence requirements for target banks (not exceeding five years).

The BHCA and implementing regulations generally prohibit us from acquiring direct or indirect ownership or control of more than 5% an outstanding class of the voting shares of any nonbanking entity, and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including, among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances to make acquisitions or engage in additional activities, the Company also may need to seek prior approval from other agencies, such as the IDFPR or other agencies that regulate the target company involved in an acquisition.

Financial Holding Company Election. Additionally, bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has not elected to operate as a financial holding company at this time.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (“DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Finally, the Basel III Rule imposes consolidated capital requirements on banking organizations. As a result, banking organizations must hold a capital conservation buffer of 2.5% of risk-weighted assets in CET1 above the minimum risk-based capital requirements to avoid regulatory limits on dividends and other capital distributions. See “—The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the Company’s and the Bank’s business and operations.

Corporate Governance/Incentive Compensation. The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials.

The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies’ recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization’s board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations like us are expected to implement less extensive and less formalized systems pursuant to the guidance.

Supervision and Regulation of the Bank

General. The Bank is an Illinois-chartered, nonmember bank. The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.

As an Illinois-chartered, FDIC-insured bank, the Bank is subject to the examination, supervision, reporting, and enforcement requirements of the IDFPR, the chartering authority for Illinois banks. Because the Bank is not a member of the Federal Reserve (i.e., a nonmember bank), it is subject to the examination, supervision, reporting, and enforcement requirements of the FDIC, as the Bank’s primary federal regulator.

Deposit Insurance Assessments. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system, whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, the risk-based assessment is based on examination ratings and financial ratios. The total base assessment rates for most institutions generally range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates is currently projected.

In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank attributable to the systemic risk exception to the DIF was significant, the FDIC adopted a special assessment applicable to banking organizations with $5 billion or more of total assets. Because the Company is a banking organization with less than $5 billion in total assets, this special assessment does not apply to the Bank.

Supervisory Assessments. All Illinois-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2025, the Bank paid supervisory assessments to the IDFPR totaling $163,295.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain, underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, is designed to ensure that the banking organization has an adequate stock of unencumbered high quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more intermediate and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not, and are not expected to, apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.

Dividend Payments. The Company’s primary source of funds is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The IDFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank.

Moreover, the payment of dividends by any FDIC-insured institution is impacted by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the FDIC and the IDFPR may prohibit the payment of dividends by the Bank if either agency determines that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See “—The Role of Capital” above.

State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries from engaging as principal in any activity that is not permitted for a national bank unless they meet, and continue to meet, minimum regulatory capital requirements, and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

The Bank may be required to obtain approval from the IDFPR, the FDIC, and other applicable banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate merger and acquisitions, federal law permits state banks to merge with out-of-state banks subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger. In 2025, the federal banking agencies, including the FDIC and the OCC, rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications.

Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well capitalized and well managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Affiliate and Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities, and the acceptance of our stock and other securities as collateral for loans made by the Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period for which collateral requirements for such transactions must be maintained.

Certain limitations and reporting requirements also apply to extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may govern the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

These safety and soundness standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an FDIC-insured institution operates in an unsafe and unsound manner, its primary federal regulator may require submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect, may result in a formal agency order directing the institution to cure the deficiency. Until such deficiency is resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates, or take other corrective action as deemed appropriate. Noncompliance with safety and soundness also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

Federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of FDIC-insured institutions. In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational and risk management processes. Although effective risk management, internal controls, and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks facing a banking organization including credit, market, liquidity, operational, and legal risk—emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have indicated that they intend to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups.

The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls. The federal banking agencies also have issued guidance on certain risk management topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).

Privacy and Cybersecurity. The Bank is subject to numerous U.S. federal and state laws and regulations aimed at protecting the non-public personal and confidential information of its customers. These laws require the Bank to periodically disclose its privacy policies and practices regarding the sharing of such information, and in certain circumstances, permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are applied consistently across all businesses and geographic locations.

Risks and exposures related to cybersecurity require financial institutions to design multiple layers of security controls, to establish lines of defense, and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Bank management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack involving destructive malware. The Bank and the Company also are subject to federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents.

Community Reinvestment Act Requirements. The Community Reinvestment Act of 1977 (“CRA”) imposes on the Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the entire community that it serves, including low- and moderate-income neighborhoods. The FDIC regularly assesses the Bank’s record of meeting these credit needs in dedicated CRA examinations. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of regulatory applications made by the Bank.

In October 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule subsequently was challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995. Additionally, the FDIC has indicated that it may lengthen the period between CRA examinations for certain banks with less than $3 billion in assets, such as the Bank.

In 2022, the Bank, as an Illinois-chartered bank, became subject to state-level CRA standards, following passage of the Illinois CRA. As a result, in addition to federal CRA examinations, the IDFPR also assesses the Bank’s record of meeting the credit needs of its communities. Similar to the potential impact under the federal CRA regime, the Bank’s CRA performance may affect applications for additional acquisitions or activities.

Anti-Money Laundering/Sanctions. The Bank Secrecy Act ( “BSA”) is a U.S. federal statutory framework, as amended and supplemented by subsequent laws and implemented through regulations, which is designed to combat money laundering, the financing of terrorism, and other illicit financial activities. The BSA and related anti-money laundering and countering the financing of terrorism (“AML/CFT”) laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or facilitate other illicit conduct.

The BSA and related regulations require financial institutions to establish and maintain policies and procedures addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Although core AML/CFT statutory requirements and expectations remain unchanged, federal banking agencies and the Financial Crimes Enforcement Network have recently pursued or considered efforts to modernize and streamline BSA/AML compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations, and efforts to reduce certain reporting and compliance burden, particularly for lower-risk and community banking organizations.

Federal Home Loan Bank Membership. The Bank is a member of the Federal Home Loan Bank (“FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to any one industry or economic segment. Concentration in commercial real estate (“CRE”) lending is one area of regulatory focus, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The Interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. These indicators include: (i) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years, or (ii) construction and land development loans exceeding 100% of capital.

The CRE Guidance does not establish a binding limit on CRE lending activities, but rather is intended to inform supervisory assessment of whether an institution’s risk profile, earnings capacity, and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in CRE markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. In other statements, the federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor, and manage the risks arising from CRE lending, including by holding capital commensurate with those risks. As of December 31, 2025, the Bank’s CRE lending did not exceed the CRE guidelines.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable primary federal regulators.

In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure, and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages and ability-to-repay standards.

More recently, changes in leadership and policy direction at the CFPB have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain broad statutory authority to administer, supervise, and enforce federal consumer financial protection laws. The CFPB’s retreat from the aggressive approach to regulation (and supervision, where applicable) that it has previously adopted may benefit the operations of the Bank. However, state banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities.

The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs. The Bank also must comply with certain state consumer protection laws and requirements in the states in which it operates.

Regulation and Supervision of Bank Subsidiaries

The Bank has two wholly-owned subsidiaries: FSI and FSM. FSI offers insurance agency services and maintains a state insurance license in Illinois. FSM offers mortgage banking services. As operating subsidiaries of the Bank, both FSI and FSM are subject to the supervision, examination, and enforcement authority of the IDFPR and the FDIC as part of the operation of their parent bank.

ITEM 1A. RISK FACTORS

Credit Risks

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of changes in interest rates, uncertainties associated with inflation, and uncertainties associated with economic policies announced or implemented by the Trump Administration and Congress, including, in particular, policies regarding tariffs. These factors and uncertainties could result in decline in growth or an economic downturn. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department and external consultants. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

Most of our loans are commercial, real estate or agricultural loans or residential real estate loans each of which is subject to distinct types of risk. To reduce the lending risks we face, we generally take a security interest in borrowers’ property for all four types of loans. Nevertheless, the risk of non-payment is inherent in all types of loans, and if we are unable to collect amounts owed, it may materially affect our operations and financial performance.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate, but also in the state of Illinois generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism, including the current conflicts in Israel and Ukraine and military activity in Venezuela; widespread disease or pandemics; or a combination of these or other factors.

Economic conditions in the state of Illinois are generally impacted by commodity prices, which may adversely impact the Illinois economy, specifically the agricultural sector. Declines in commodity prices could materially and adversely affect our results of operations. The agricultural economy in the Midwest, including Illinois, has generally weakened over the previous several years. A prolonged period of weakness in the agricultural economy could result in a decrease in demand for loans or other products and services offered by us, an increase in agricultural loan delinquencies and defaults, an increase in impaired assets and foreclosures, a decline in the value of our loans secured by real estate, and an inability to sell foreclosed assets. The effects of a prolonged period of a weakened agricultural economy could have a material adverse effect on our business, financial condition and results of operations.

Elevated levels of inflation could adversely impact our business and results of operations.

The United States is experiencing sustained levels of inflation above two percent. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. When interest rates rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio is negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to inflation could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of an inflationary period cannot be estimated with precision.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain our allowance for credit losses at a level considered appropriate by management to absorb all expected future losses in the loan portfolio and off-balance sheet exposures at the balance sheet date. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for credit losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2025, our allowance for credit losses as a percentage of total loans, was 1.14%, and as a percentage of total non-performing loans was 264.9%. Although management believes that the allowance for credit losses is appropriate to absorb future losses on any existing loans and off-balance sheet exposures that may become uncollectible, we cannot predict credit losses with certainty, nor can we assure you that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial and agricultural real estate, construction and land and residential real estate) is a large portion of our loan portfolio. These categories totaled $1.2 billion, or approximately 88.0% of our total loan portfolio, as of December 31, 2025. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of commercial real estate, agricultural real estate and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties, (i) declines in the rents or decreases in occupancy and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. Adverse changes affecting real estate values, including decreases in office occupancy due to the shift to remote working environments, and the liquidity of real estate in one or more of our markets could increase the credit risk associated with the our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect the our ability to sell the collateral upon foreclosure without a loss or additional losses or the our ability to sell those loans on the secondary market.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition. In light of such risks as discussed above, the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience additional deterioration in credit performance by our real estate loan customers.

Our construction and land loans expose us to increased lending risks.

Construction and land loans comprised $39.9 million, or 3% of our loan portfolio at December 31, 2025. A majority of these loans are made to contractors and builders to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. Land loans include the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes, lines of credit secured by land, and land development loans. We originate these loans regardless of whether the borrower has a sales contract for the property used as collateral. Therefore, ultimate repayment of the loan is dependent on finding end-purchasers for finished projects.

Construction lending involves inherent risks due to estimating costs in relation to project values. Uncertainties in construction costs, market value, the timing of project completion and regulatory impacts make accurately evaluating total project funds and loan-to-value ratios challenging. Moreover, certain construction loans do not require borrower payments during the term, accumulating interest into the principal. Therefore, repayment depends heavily on project success and the borrower’s ability to sell, lease, or secure permanent financing, rather than their ability to repay principal and interest directly. Misjudging a project’s value could leave us with inadequate security and potential losses upon completion. Additionally, factors like shifts in housing demand and unexpected building costs can significantly deviate actual results from estimates. A downturn of real estate in the markets we serve could escalate delinquencies, defaults, foreclosures, and compromise collateral value.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

We originate one-to-four family loans through our traditional banking operations as well as through FSM, the Bank’s wholly owned mortgage subsidiary. One-to-four family residential mortgage loans, excluding $12.7 million of loans held for sale, comprised $398.0 million, or 30.3%, of our loan portfolio at December 31, 2025. These loans are secured primarily by properties located in the state of Illinois. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

A decline in residential real estate market prices or home sales has the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, such as a decrease in collateral values and an increase in non-performing loans, each of which could adversely affect our operating results and/or financial condition. Additionally, the profitability of FSM, our mortgage subsidiary, is dependent upon its ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if we experience a slowdown in housing markets, tightening credit conditions or increasing interest rates. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage activities. Operating FSM as a separate mortgage subsidiary adds a layer of costs associated with our mortgage activities, including operational, regulatory and compliance costs. As a result of the current interest rate environment, mortgage volume has been muted, and FSM, as a stand-alone subsidiary, has not been profitable since calendar year 2021. If mortgage volume does not improve, then FSM’s profitability will continue to lag and will adversely affect our financial condition and results of operations.

The Company’s loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2025, the Company had $549.2 million of commercial real estate loans, consisting of $164.5 million of non-owner-occupied loans, $188.7 million of owner-occupied loans, and $196.1 million of loans secured by multifamily residential properties. Commercial real estate loans represented 41.8% of the Company’s total loan portfolio and 307.7% of the Bank’s total capital at December 31, 2025. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the rise in prevailing interest rates. Adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the full value of the collateral that the Company anticipated at the time of originating the loan, which could force the Company to take charge-offs or require the Company to increase the Company’s provision for credit losses, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $71.9 million, or 5.5%, of our loan portfolio at December 31, 2025. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as consumer and residential real estate loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agricultural loans and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agricultural operating loans comprised $78.7 million, or 6.0%, of our loan portfolio at December 31, 2025. The repayment of agricultural operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, feed, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agricultural real estate loans. At December 31, 2025, agricultural real estate loans totaled $169.8 million, or 12.9% of our total loan portfolio. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agricultural operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, trade agreements, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.

Our business is concentrated in and dependent upon the continued growth and welfare of the markets in which we operate, including north-central Illinois and the far west suburbs of Chicago.

We operate primarily in north central Illinois and the far west suburbs of Chicago, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Although each market we operate in is geographically and economically diverse, our success depends upon the business activity, population, income levels, deposits and real estate activity in each of these markets. Although our customers’ business and financial interests may extend well beyond our market area, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2025, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $5.7 million, or 0.43% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $5.8 million, or 0.44% of total assets. In addition, we had $6.1 million in accruing loans that were 30-89 days delinquent as of December 31, 2025.

Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value less the cost to sell, which may result in a loan charge off. These non-performing loans and other real estate owned also increase our risk profile and may affect the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Interest Rate Risks

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

The Federal Reserve has indicated that it is working to avoid abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks;” despite this, the impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well as to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity, and the availability of credit. Furthermore, asset liquidation pressures can be amplified by liquidity mismatches and the leverage of certain nonbank financial intermediaries such as hedge funds. The financial crisis in March 2020, closely related to the COVID-19 pandemic, also demonstrated that pressures on dealer intermediation can limit the availability of liquidity during times of market stress. Given the interconnectedness of the global financial system, these vulnerabilities could impact the Company’s business operations and financial condition.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin are affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. In September 2024, the FOMC began lowering interest rates with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024 and it continued to lower rates throughout 2025 to a range of 3.50-3.75% at the end of 2025. The decrease was expressly made in response to inflation moderating and the labor market weakening. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

High interest rates may result in a further decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income and reduce total stockholders’ equity. Unrealized losses, unrelated to credit, on available for sale debt securities, do not negatively impact our regulatory capital ratios, unless we are required to or plan to sell the security before its fair value is recovered; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in credit losses.

We may be required to record an allowance for credit loss on our investment securities if they suffer declines in value that relate to a permanent decline in credit quality. If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods.

The value of the financial instruments we own may decline in the future.

An increase in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings. Additionally, an increase in market interest rates may reduce the value of our loan portfolio, although, in accordance with U.S. generally accepted accounting principles (“GAAP”), such a decline in value may not be reflected in the carrying balance of our loans in the same manner as our debt securities available-for-sale. The market value of these investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. In addition, we may determine to sell securities in our available for sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from increases in prevailing interest rates.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt and taxable state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2025, we had $57.5 million of municipal securities, which represented 37.3% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Legal, Accounting and Compliance Risks

Legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.

The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The implementation of any current, proposed or future regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These regulations and legislation may be impacted by the political ideologies of the executive and legislative branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections.

The Company and the Bank are subject to stringent capital and liquidity requirements.

The Basel III Rule imposes stringent capital requirements on bank holding companies and banks. In addition to the minimum capital requirements, banks and bank holding companies are also required to maintain a capital conservation buffer of 2.5% of Common Equity Tier 1 Capital on top of minimum risk-weighted asset ratios to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction. Banking institutions that do not maintain capital in excess of the Basel III Rule standards including the capital conservation buffer face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions from the Bank to the parent Company may be prohibited or limited.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us, which could restrict our future growth or operations.

We are subject to changes in accounting principles, policies or guidelines.

Our financial performance is impacted by accounting principles, policies and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements, such as the implementation of CECL. In addition, trends in financial and business reporting, including environmental social and governance (ESG) related disclosures, could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and more drastic changes may occur in the future. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

We may be required to pay higher FDIC insurance premiums in the future.

Future bank failures may prompt the FDIC to increase its premiums above the current levels or to issue special assessments. The Bank generally is unable to control the amount of premiums or special assessments that it or its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Bank’s results of operations, financial condition, and the ability to continue to pay dividends on common stock at the current rate or at all.

Operational, Strategic and Reputational Risks

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive. Our competitors include large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, fintech companies, and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can also maintain funds in prepaid debit cards or digital currencies and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including internet services, cryptocurrencies and payment systems. In addition to better serving customers, the effective use of technology increases efficiency as well as enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect the Company’s business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into the Company’s products or those developed by its third-party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for the Company or its third-party partners are deficient, biased or inaccurate, the Company could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If the Company or its third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, the Company may experience competitive harm, potential legal liability and brand or reputational harm. In addition, the Company expects that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of products and services and those developed by the Company’s third-party partners.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area. Our ability to retain executive officers, the current management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. As of December 31, 2025, Illinois’ unemployment rate was 4.6%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees. In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber-incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud, losses related to our depositors and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We are also subject to losses related to our depositors, whether due to simple errors or mistakes, circumvention of controls, or unauthorized override of controls by our employees, other financial institutions or other third parties.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, cyber risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

Liquidity and Capital Risks

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continuing growth. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. In particular, if we were required to raise additional capital in the current environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Risks Related to our Common Stock

An active, liquid trading market for our common stock does not currently exist and may not develop, and as a result, you may not be able to sell your common stock at or above the price you paid for them, or at all.

Our shares are not listed for trading on any exchanges, and the trading in our common shares has substantially less liquidity than publicly traded companies. As a result, an active trading market for shares of our common stock may never develop or be sustained. If an active trading market does not develop, you may have difficulty selling your shares of common stock at an attractive price, or at all. A trading market for our stock depends on the individual decisions of investors and general economic and market conditions over which we have no control. Our stock will not be listed on an exchange following this registration and will continue to be quoted on OTCQX, which provides limited liquidity. Consequently, you may not be able to sell your common stock at or above the price you paid for them or any other price or at the time that you would like to sell. As we are not a public company, we do not raise capital by selling our common stock and do not currently have the ability to expand our business by using our common stock as consideration in an acquisition.

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, tariffs, government shutdowns, Brexit, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

The price of our common stock could be volatile, and you could lose some or all of your investment as a result.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	actual or anticipated variations in our quarterly results of operations;
●	recommendations or research reports about us or the financial services industry in general published by securities analysts;
●	operating and stock price performance of other companies that investors or analysts deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us, our competitors or other financial institutions;
●	future sales of our common stock;
●	departures of members of our executive management team or other key personnel;
●	new technologies used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
●	changes or proposed changes in laws or regulations, or differing interpretations of existing laws and regulations, affecting our business, or enforcement of these laws and regulations;
●	litigation and governmental investigations; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

In addition, the stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. If the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, results of operations or growth prospects. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, the deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Our dividend policy may change.

Although we have historically paid dividends to our stockholders and currently intend to maintain or increase our current dividend levels in future quarters, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our stockholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Further, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common stockholders.

In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank and bank holding companies should generally pay dividends on capital stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Such limits are also tied to the earnings of our subsidiaries. If the Bank does not receive regulatory approval or if its earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

Future sales of our common stock in the public market, including by our current stockholders, could lower our stock price, and any increase in shares issued as part of our equity-based compensation plans or for other purposes may dilute your ownership in us.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock available for sale or from the perception that such sales could occur. The shares sold pursuant to our prospectus on Form S-1, filed with the SEC on June 16, 2025, will be freely tradable without restriction or further registration under the Securities Act, except that any shares purchased or held by our affiliates as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with the certain limitations imposed by the securities laws.

We cannot predict the size of future issuances or sales of our common stock or the effect, if any, that future issuances or sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline or to be more volatile.

We are an emerging growth company within the meaning of the Securities Act and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an emerging growth company, as defined in the Jumpstart Our Business Act of 2012 (the “JOBS Act”), we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of this offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Exchange Act for at least twelve calendar months and (C) we have filed at least one annual report on Form 10-K. Further, it is possible that the Company will not continue to file Exchange Act reports after its contractual obligations with the Selling Shareholder expire and, if that is the case, the amount of publicly available information about the Company will be limited.

Future issuances of common stock could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of stock, and may issue up to 5,000,000 shares of common stock, 467,500 shares of non-voting common stock and 100,000 shares of preferred stock authorized in our amended and restated certificate of incorporation, which in each case could be increased by a vote of the holders of a majority of our shares of common stock. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

Certain banking laws and certain provisions of our certificate of incorporation and bylaws may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. In general, acquisitions of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock following completion of this offering, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank.

There are also provisions in our certificate of incorporation and bylaws that could have the effect of delaying, deferring or discouraging another party from acquiring control of us, even if such acquisition would be viewed by our stockholders to be in their best interests. These include requirements relating to stockholder meetings and nominations or proposals. Upon the completion of this offering, we will also be subject to a statutory antitakeover provision included in the General Corporation Law of the State of Delaware, or DGCL. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy. The Company relies extensively on various information systems and other electronic resources to operate its business. In addition, nearly all of the Company’s customers, service providers and other business partners on whom the Company depends, including the providers of the Company’s online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and constantly evolving set of software, tools and strategies to do so.

Accordingly, the Company has devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, as noted below:

●	Identifying and assessing cybersecurity threats: The Company regularly evaluates its systems and data for potential vulnerabilities and analyzes the evolving cyber threat landscape, to ensure it proactively addresses risks before they materialize. The Company employs monitoring tools that can detect and help respond to cybersecurity threats in real-time.

●	Integration with Overall Risk Management: Cybersecurity risks are seamlessly integrated into the Company’s broader risk management framework, ensuring a holistic view and prioritized mitigation strategies.

●	Management of Third-Party Risk: The Company’s comprehensive third-party management process includes rigorous due diligence, oversight and identification of cybersecurity risks associated with vendors and service providers.

●	Team: The Company has an internal committee that is responsible for conducting regular assessments of its information systems, existing controls, vulnerabilities and potential improvements.

●	Engagement of Expert Assistance: The Company leverages the expertise of independent consultants, legal advisors, and audit firms to evaluate the effectiveness of our risk management systems and address potential cybersecurity incidents efficiently.

●	Training: The Company conducts periodic cybersecurity training for its workforce.

This information security program is a key part of the Company’s overall risk management system. The program includes administrative, technical and physical safeguards to help protect the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all of the Company’s businesses and geographic locations.

From time-to-time, the Company has identified minor cybersecurity threats and cybersecurity incidents that require the Company to make changes to its processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected the Company, it is possible that threats and incidents the Company identifies in the future could have a material adverse effect on its business strategy, results of operations and financial condition.

Governance. The Company’s management team is responsible for the day-to-day management of cybersecurity risks it faces, including the Company’s Chief Executive Officer and Chief Financial Officer.

In addition, the Company’s and the Bank’s Boards of Directors, both as a whole and through the Bank’s Enterprise Risk Management Committee is responsible for the oversight of risk management, including cybersecurity risks. In that role, the boards of directors and the ERM, with support from the Bank’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed.

ITEM 2. PROPERTIES

The Company’s headquarters is located at 706 Washington Street, Mendota, Illinois. The Company maintains numerous other facilities, including Bank branch locations. The Bank owns 17 properties, and leases two branch locations throughout Illinois. FSM also operates various loan production offices. The Company considers its properties to be suitable and adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the Bank’s business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQX under the symbol “TYFG.” As of March 4, 2026, 2,376,998 shares of our common stock were outstanding, which were held by approximately 463 shareholders of record.

In October 2025, our Board of Directors approved a stock repurchase program, permitting us to repurchase up to $1,000,000 (“Repurchase Program”). As of December 31, 2025, there was approximately $760,000 remaining to repurchase under the Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

October 1-31, 2025	-	-	-	-
November 1-30, 2025	5,000	$48.11	5,000
December 1-31, 2025	-	-	-

Total	5,000		5,000

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock. Our dividend policy and practice may change in the future, however, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

The following discussion provides information about our results of operations, financial condition, liquidity, and capital resources. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and the accompanying Notes, as of December 31, 2025 and 2024 and for the years then ended.

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

Allowance for Credit Losses

As a result of our January 1, 2023, adoption of Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326), our methodology for estimating the allowance for credit losses changed significantly from prior years. ASC 326 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. In addition to loans, the CECL methodology is applicable to our off-balance sheet credit exposures such as loan commitments, unused customer credit lines, and standby letters of credit.

The CECL approach requires an estimate of credit losses expected over the life of a financial instrument. The CECL methodology replaces the incurred loss method of recognizing credit losses. Under the incurred loss methodology, recognition of a credit loss was delayed until it became probable that a loss event had occurred. Our Company adopted ASC 326 using the modified retrospective method and results for reporting periods beginning on or after January 1, 2023 are presented under ASC 326.

Our methodologies for estimating the allowance for expected credit losses (ACL) consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. We also consider whether historical loss experience should be adjusted for asset-specific risk characteristics or current conditions that did not exist during the respective historical period.

We use third-party software in our quarterly ACL calculations, primarily to estimate credit losses on pools of loans with similar risk characteristics. We have also engaged independent consultants to validate the model, including its construction and our implementation, ongoing maintenance, and governance. When appropriate, refinements to the model’s inputs and calculations are made to arrive at a better estimate of future losses.

Substandard loans are individually analyzed to determine the expected credit loss, if any. Expected credit losses on pools of loans and individually analyzed loans are then totaled to arrive at the allowance for credit losses on loans.

Our accounting policies and related disclosures about credit losses are discussed in more detail in the Notes to our consolidated financial statements for the years ended December 31, 2025 and 2024. Please refer to Note 1 – Significant Accounting Policies and Note 4 – Loans.

Goodwill

Goodwill results from business acquisitions that we made in prior years. The acquisition method of accounting requires that assets and liabilities acquired in a business combination are recorded at fair value as of the acquisition date, typically resulting in goodwill. The valuation of assets and liabilities in a business combination involves estimates that are inherently subjective. Goodwill represents the excess of the consideration we paid over the fair value of identifiable assets and liabilities acquired.

Our accounting policy for goodwill and other intangible assets is disclosed in Note 1 – Significant Accounting Policies to the year-end financial statements. We evaluate goodwill for impairment at the reporting unit level annually, or more often if impairment indicators are present. In addition to our internal, qualitative evaluations, goodwill recorded at FSM is supported by annual third-party valuations indicating that the fair value of the reporting unit exceeds its carrying value. Our qualitative assessment of goodwill noted FSM’s continuing net losses and a challenging interest rate environment. Consequently, we proceeded to the quantitative goodwill impairment test and engaged a third-party firm to estimate the fair value of FSM’s equity.

The valuation firm considered but did not rely on the cost approach to valuing FSM, primarily because of the nature and expected future profitability of FSM and our intent to continue operating our mortgage subsidiary. The market approach was also considered, however, the valuation firm did not rely on the market approach due to the lack of sufficiently similar companies, given FSM’s operating characteristics, service offerings, and market geography. Ultimately, the valuation firm relied on the income approach in its valuation of FSM. The discounted cash flow method was selected as the most appropriate method due to FSM’s expectations for varying growth rates in the upcoming years. The discount rate calculation included an equity risk premium, the risk-free rate, a size premium, and specific company risk. These key assumptions were determined through selection of a common industry approach and consistent application of the approach selected.

Cash flow assumptions were based on management’s projected financial results for fiscal years through December 31, 2030, discounted at 17.4%. The valuation included a residual value, discounted at 14.9%, net of a 2.5% long term annual sustainable cash flow growth rate assumption. Management projected FSM’s earnings to slightly exceed breakeven in 2026 and then return to normalized levels of operating profits beginning in 2027.

The appraisal firm’s valuation of FSM exceeded its carrying value by 24.7% as of October 31, 2025 measurement date. The estimated fair value included cash recorded on FSM’s balance sheet.

FSM’s appraised fair value is an estimate subject to, among other factors, the risk that key assumptions will not materialize. Estimating future cash flows involves considerable judgment and actual results may differ materially from management’s projections. Further, a more favorable interest rate environment for the mortgage industry may never develop. Economic downturns, rising interest rates, increased competition, new regulations, and changing technology are among the various other factors that could have a material, adverse effect on future operating results.

If FSM incurred a future impairment loss, it would be a non-cash expense limited to its $2.2 million of recorded goodwill, which is about 1.39% of our Company’s consolidated stockholders’ equity as of December 31, 2025. No income tax benefit would be expected from a goodwill impairment loss.

Goodwill is excluded from the Bank’s regulatory capital calculations. Consequently, although a goodwill impairment loss would decrease net income and stockholders’ equity, it would not affect the Bank’s capitalized status as of December 31, 2025

Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have irrevocably elected to adopt new accounting standards within the same time periods as private companies.

Selected Consolidated Financial Information – Years Ended December 31, 2025 and 2024

Selected consolidated financial information for the Company at or for the years ended December 31, 2025 and 2024, follows:

	At or For the Years Ended December 31,		Increase (Decrease)
	2025	2024	$	%
	(Dollars in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$49,639	$44,976	$4,663	10.4%
Debt securities available-for-sale	154,207	143,735	10,472	7.3%
Mortgage loans held for sale	12,688	9,011	3,677	40.8%
Loans (not including loans held for sale)	1,315,294	1,276,409	38,885	3.0%
Allowance for credit losses	(14,992)	(14,444)	(548)	3.8%
Loans, net	1,300,302	1,261,965	38,337	3.0%
Cash surrender value of life insurance	20,844	20,269	575	2.8%
Goodwill and other intangible assets	8,678	8,700	(22)	(0.3)%
Other assets	49,363	50,628	(1,265)	(2.5)%
Total assets	$1,595,721	$1,539,284	$56,437	3.7%

Deposits	$1,303,923	$1,273,296	$30,627	2.4%
Securities sold under agreement to repurchase	23,105	22,679	426	1.9%
Federal Home Loan Bank advances	77,917	67,917	10,000	14.7%
Subordinated debt	9,859	9,834	25	0.3%
Other liabilities	23,146	22,364	782	3.5%
Total liabilities	1,437,950	1,396,090	41,860	3.0%
Stockholders' equity	157,771	143,194	14,577	10.2%
Total liabilities and stockholders' equity	$1,595,721	$1,539,284	$56,437	3.7%

Average earning assets	$1,485,565	$1,465,309	$20,256	1.4%
Average total assets	$1,557,273	$1,530,408	$26,865	1.8%
Average stockholders' equity	$150,360	$140,057	$10,303	7.4%

Statement of Income Data
Interest income	$82,028	$77,896	$4,132	5.3%
Interest expense	31,932	34,988	(3,056)	(8.7)%
Net interest income	50,096	42,908	7,188	16.8%
Credit loss expense (recovery)	659	(1,284)	1,943	(151.3)%
Noninterest income	17,234	15,632	1,602	10.2%
Noninterest expense	48,198	45,967	2,231	4.9%
Income tax expense	4,810	3,428	1,382	40.3%
Net Income	$13,663	$10,429	$3,234	31.0%

	At or For the Years Ended December 31,
	2025	2024
Selected Financial Ratios
Return on average assets	0.88%	0.68%
Return on average equity	9.09%	7.45%
Net interest margin (1)	3.40%	2.96%
Loans/deposits	100.87%	100.24%
Allowance for credit losses to total loans (2)	1.14%	1.13%
Nonperforming loans to total loans (2)	0.43%	0.33%
Tier 1 leverage capital ratio of subsidiary Bank	10.51%	10.30%
Risk-based total capital ratio of subsidiary Bank	14.91%	14.50%
Stockholders’ equity to total assets	9.89%	9.30%
Dividend payout ratio	17.44%	19.66%

(1)	Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.
(2)	The ratio excludes loans held for sale.

Financial Condition

Our primary investment activities are the origination of real estate, commercial, and agricultural loans and the purchase of debt securities. Assets are funded primarily by deposits, borrowings such as FHLB advances, and stockholders’ equity.

Total assets were $1.60 billion at December 31, 2025, representing an increase of $56.4 million, or 3.7%, from the prior year-end. The most significant change in assets was the $42.6 million increase in loans and mortgage loans held for sale.

Our primary earning assets and funding sources are discussed below, including significant changes in our assets, liabilities, and stockholders’ equity during the years ended December 31, 2025 and 2024.

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

All debt securities are classified as available-for-sale. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

The following table sets forth the carrying value of our investment securities as of December 31, 2025 and 2024.

	December 31,
	2025		2024		Dec. 31, 2025
	Amortized	Fair	Amortized	Fair	% of Total
	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
Securities available for sale
U.S. Treasury and government-sponsored entities	$31,744	$30,801	$39,650	$37,479	20.0%
State and municipal	60,070	57,481	59,958	56,263	37.3%
Mortgage-backed - residential	49,175	45,371	42,520	36,331	29.4%
Collateralized mortgage obligations (CMOs)	21,753	20,554	15,881	13,662	13.3%
Total securities available for sale	$162,742	$154,207	$158,009	$143,735	100.0%

As shown above, the fair value of our debt securities recovered in 2025 compared to 2024. Unrealized losses in our securities portfolio are due to increases in interest rates rather than credit deterioration. None of our securities has had a past due payment. As discussed earlier, we incurred significant net unrealized losses due to rapidly rising interest rates in 2022 and 2023.

We did not sell any securities in 2025 or 2024. Absent credit quality concerns or further increases in market interest rates, unrealized losses on debt securities generally recover as the maturity date approaches.

The amortized cost and fair value of our Treasury securities were $18.0 million and $17.5 million, respectively, at December 31, 2025. Our federal agency obligations consist of securities issued by U.S. government-sponsored enterprises, primarily the FHLB. We also invest in SBA guaranteed loan participations.

Our agency mortgage-backed securities and CMO portfolio consist of securities predominantly underwritten to the standards of and guaranteed by the following government-sponsored agencies: Federal Home Loan Mortgage Corporation; Federal National Mortgage Association; and Government National Mortgage Association.

At December 31, 2025 and 2024, approximately 68% and 72%, respectively, of our state and municipal securities were issued by entities located in Illinois.

The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of our investment securities portfolio as of December 31, 2025. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using the 21% federal tax rate. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	Maturities and Average Yields as of December 31, 2025
(Dollars in thousands)	One year or less		One to five years		Five to ten years		Over ten years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities available-for-sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury & Government-sponsored agencies	$5,973	2.28%	$25,771	2.14%	$-		$-		$31,744	2.17%
State and municipal	5,691	4.00%	16,335	3.98%	17,284	3.22%	20,760	3.24%	60,070	3.51%
Mortgage-backed - residential	3	2.22%	13,984	2.00%	31,345	3.36%	3,843	1.56%	49,175	2.84%
Collateralized mortgage obligations	969	2.41%	14,378	3.45%	6,406	1.99%	-		21,753	2.97%
Total	$12,636	3.07%	$70,468	2.80%	$55,035	3.16%	$24,603	2.98%	$162,742	2.97%

Percent of total amortized cost	7.8%		43.3%		33.8%		15.1%		100.0%
Cumulative % of total am. cost	7.8%		51.1%		84.9%		100.0%

The following factors may be particularly relevant when comparing our investment portfolio with the performance of other financial institutions:

●	all our debt security investments are classified as available-for-sale;
●	all our debt securities are carried at fair value on the balance sheet;
●	unrealized losses on debt securities, net of deferred tax, are already reflected in stockholders’ equity; and
●	based on amortized cost as of December 31, 2025, 51% of our debt securities have contractual maturities within five years.

Loan Portfolio

Loans represent the largest portion of our earning assets and typically provide higher yields than other assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. Our loan policy provides consistent standards and direction to achieve goals and objectives, which include maximizing earnings over the short and long term by managing risks. Internal concentration limits exist on all loan types, including commercial and agricultural real estate. We have established strong underwriting practices and procedures to assess borrower credit risk, including review of debt service ability and collateral values and evaluation of guarantors. Appropriate actions are taken when a borrower is past due on payments or no longer able to service its debt.

Our loan portfolio consists of various types of loans. The three segments of our loan portfolio are: commercial (including agricultural production); real estate; and consumer. At December 31, 2025 and 2024, the real estate segment comprised 88%, of our loan portfolio. The real estate segment primarily consists of commercial and consumer loans. Smaller portions of the real estate segment are agricultural loans and construction and land loans. Our loans are primarily to borrowers in the Illinois markets where we operate.

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

At December 31, 2025 and 2024, approximately 90% of our consumer real estate loans are secured by first liens on one-to-four family residential properties. The rest of the portfolio are home equity loans and other loans secured by junior liens. At origination, evaluation of borrower repayment ability includes a review of debt to income, credit scores, and certain other information. Collateral coverage is based on appraisals.

Construction and land development loans are secured by vacant land and/or property in the process of improvement, including (1) land development preparatory to erecting vertical improvements, and (2) the construction of industrial, commercial, residential, or farm buildings. Repayment of these loans typically depends on the sale of the property to third parties or the successful and timely completion of the improvements by the builder for the end user.

Commercial and agricultural loans are primarily for working capital, asset acquisition or expansion, and other business purposes. Underwriting of these loans is based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral. Financial information obtained from borrowers is used to evaluate debt service sufficiency. Such financial information and evaluations are updated periodically during the life of the loan.

Consumer loans for household, family, and other personal expenditures are less than 1% of our total loan portfolio. At the time of origination, we evaluate the borrower’s repayment ability primarily through a review of debt to income and credit scores.

Loan characteristics and risks and underwriting are described in more detail in our December 31, 2025 consolidated financial statements, primarily in accompanying Notes 1 and 4.

The following table sets forth loans within each segment of our portfolio at year-end 2025 and 2024, including their percentage of total loans and increase (decrease) during 2025:

	December 31,		December 31,		Increase (Decrease)
	2025	2024	2025	2024	in 2025
	(Dollars in thousands)		Percent of Total Loans		Percentage
Commercial
Commercial	$71,872	$69,720	5.5%	5.5%	3.1%
Agricultural	78,695	80,577	6.0%	6.3%	(2.3)%
Real estate
Commercial real estate	549,247	538,810	41.8%	42.2%	1.9%
Consumer real estate	398,022	386,475	30.3%	30.3%	3.0%
Agricultural real estate	169,779	170,401	12.9%	13.4%	(0.4)%
Construction and land	39,916	21,841	3.0%	1.7%	82.8%
Consumer
Installment	4,470	4,196	0.3%	0.3%	6.5%
Vehicle	1,928	3,119	0.1%	0.2%	(38.2)%
Credit cards	1,365	1,270	0.1%	0.1%	7.5%
Total loans	1,315,294	1,276,409	100.0%	100.0%	3.0%
Allowance for credit losses	(14,992)	(14,444)	(1.1)%	(1.1)%	3.8%
Loans, net	$1,300,302	$1,261,965			3.0%

The following table sets forth contractual maturities by loan portfolio segment. This table does not include unscheduled prepayments:

	As of December 31, 2025
	(Dollars in thousands)
Loans, maturing in	1 Year or less	1 - 5 Years	6 -15 Years	After 15 Years	Total
Commercial, including agricultural	$89,422	$42,068	$16,188	$2,889	$150,567
Real estate	120,564	267,619	247,252	521,529	$1,156,964
Consumer	2,321	3,516	1,558	368	$7,763
Total	$212,307	$313,203	$264,998	$524,786	$1,315,294
Percentage of total loans	16.1%	23.8%	20.1%	39.9%	100.0%

The following table presents loans that mature after one year, set forth by loan segment and fixed or adjustable interest rate:

	As of December 31, 2025
	(Dollars in thousands)
Loans, maturing after 1 year	Fixed Rate	Adjustable Rate	Total
Commercial, including agricultural	$38,460	$22,685	$61,145
Real estate	295,709	740,691	1,036,400
Consumer	5,442	-	5,442
Total	$339,611	$763,376	$1,102,987
Percentage of loans maturing >1 year	30.8%	69.2%	100.0%

Loan volume in 2025 was more compared to year-end 2024. Total loans were approximately 3% more at December 31, 2025 compared to December 31, 2024. Construction and land real estate increased approximately $18 million from 2024 to 2025.

Credit Quality Indicators

As disclosed more fully in Note 4 – Loans to the financial statements, we generally monitor credit quality indicators for all loans following internal ratings of either pass, watch, special mention, substandard, or doubtful. Credit ratings are updated as we receive and review new financial statements from borrowers, collateral appraisals, and independent loan review reports. Especially for commercial and agricultural borrowers, the debt service coverage ratio is a key factor in the credit rating that we assign to the loan.

“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.

“Watch” loans are credits that are fundamentally sound but warrant close attention by management. Borrowers in this category may have acceptable asset quality but may face challenges due to market conditions, economic conditions, management changes, or other forces that could adversely affect operations. Factors contributing to adverse conditions are expected to be temporary.

“Special mention” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.

“Substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that the collectability of the contractual loan payments is no longer probable.

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

The following tables summarize our risk ratings as of December 31, 2025 and 2024:

December 31, 2025 Credit Risk Ratings
	Pass	Watch	Special Mention	Substandard	Total
Commercial loan segment
Commercial and industrial	$69,139	$1,535	$950	$248	$71,872
Agricultural	73,079	3,073	2,239	304	78,695
Other	-	-	-	-	-
Total	$142,218	$4,608	$3,189	$552	$150,567
Percentage to total loans	94.4%	3.1%	2.1%	0.4%	100.0%

Real estate loan segment
Commercial	$478,327	$58,806	$7,557	$4,557	$549,247
Consumer	373,467	22,437	1,191	927	398,022
Agricultural	160,385	6,072	2,187	1,135	169,779
Construction and land	39,673	243	-	-	39,916
Total	$1,051,852	$87,558	$10,935	$6,619	$1,156,964
Percentage to total loans	90.9%	7.6%	0.9%	0.6%	100.0%

Consumer loan segment	$7,750	$-	$-	$13	$7,763
Percentage to total loans	99.8%	0.0%	0.0%	0.2%	100.0%

Total loan portfolio	$1,201,820	$92,166	$14,124	$7,184	$1,315,294
Percentage to total loans	91.4%	7.0%	1.1%	0.5%	100.0%

December 31, 2024 Credit Risk Ratings
	Pass	Watch	Special Mention	Substandard	Total
Commercial loan segment
Commercial and industrial	$64,692	$3,343	$999	$686	$69,720
Agricultural	76,243	2,985	1,349	-	80,577
Other	-	-	-	-	-
Total	$140,935	$6,328	$2,348	$686	$150,297
Percentage to total loans	93.8%	4.2%	1.5%	0.5%	100.0%

Real estate loan segment
Commercial	$480,526	$51,637	$1,258	$5,389	$538,810
Consumer	363,382	21,901	242	950	386,475
Agricultural	160,005	8,076	2,178	142	170,401
Construction and land	19,518	2,323	-	-	21,841
Total	$1,023,431	$83,937	$3,678	$6,481	$1,117,527
Percentage to total loans	91.6%	7.5%	0.3%	0.6%	100.0%

Consumer loan segment	$8,470	$41	$-	$74	$8,585
Percentage to total loans	98.6%	0.5%	0.0%	0.9%	100.0%

Total loan portfolio	$1,172,836	$90,306	$6,026	$7,241	$1,276,409
Percentage to total loans	91.9%	7.1%	0.4%	0.6%	100.0%

Pass rated loans approximated 91% and 92% of the total portfolio at December 31, 2025 and 2024, respectively. The decrease in Pass rated loans during 2025 was primarily due to the increase in Special Mention rated loans. At December 31, 2025, 2.1% of the commercial loan segment was rated Special Mention, compared to 1.5% at December 31, 2024. Total Special Mention loans in the portfolio increased to $14.1 million at December 31, 2025, from $6.0 million at December 31, 2024. Loans rated Special Mention and Substandard were 1.6% and 1.0% of the total portfolio at December 31, 2025 and 2024.

Classified loans are those rated Substandard or Doubtful. No loans were classified as doubtful at December 31, 2025 or 2024.

Total classified loans in the portfolio are summarized in the following table as of the dates indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Total substandard loans	$7,184	$7,241

Four loan relationships comprised 77% of total substandard loans at December 31, 2025. Approximately 57% of the collateral for these four loan relationships is secured by owner-occupied commercial real estate, and approximately 20% is secured agriculture real estate and equipment.

The largest substandard loan relationship approximates $1.7 million and was in nonaccrual loan status and in the process of collection as of December 31, 2025. We expect that collateral coverage and/or personal guarantees will prevent any significant loss.

Substandard loans are individually reviewed to estimate whether a credit loss is expected. Specific allocations within the allowance for credit losses are made for individually reviewed loans as needed. The number and dollar amount of substandard loans remain at manageable levels.

To summarize, the decrease in credit quality indicators during 2025 were largely driven by the following factors:

●	review of updated financial information, such as financial statements provided by borrowers as of December 31, 2025;
●	results of current loan review reports provided by third party consultants; and
●	lower debt service coverage ratios due to factors such as the following:

○	inflationary effects on input costs, both for agricultural and commercial borrowers,
○	lower agricultural commodity prices, such as for corn and soybeans, and
○	higher debt service costs for borrowers (for example, borrowers with interest rates that reset annually or every three or five years).

We continue to believe that the overall credit quality of the loan portfolio is satisfactory.

Past Due Loans

Loans past due are summarized in the following table.

	(Dollars in thousands)		Percentage of Total Loans
	December 31,		December 31,
	2025	2024	2025	2024
Loans past due
30-89 days past due	$6,125	$5,318	0.47%	0.42%
90 or more days past due	5,253	3,784	0.40%	0.30%
Total loans past due 30 days or more	$11,378	$9,102	0.87%	0.72%

Past due loans remain at manageable levels. At December 31, 2025, three loans comprised 78% of total loans past due 90 days or more and are secured by owner-operated commercial real estate. Management believes collateral coverage will prevent or mitigate losses on these loans.

For more information about past due loans, please refer to Note 4 – Loans to our consolidated financial statements.

Non-Performing Assets. The following table sets forth information about non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“other real estate owned”). The accrual of interest on non-performing loans is generally discontinued at the time the loan is ninety days delinquent unless the credit is well secured and in the process of collection.

	December 31,
	2025	2024
	(Dollars in thousands)
Non-performing assets
Nonaccrual loans	$4,501	$3,569
Loans past due 90 days or more and accruing interest	1,158	595
Total non-performing loans	5,659	4,164
Other real estate owned	101	920
Total non-performing assets	$5,760	$5,084
Non-performing loans to total loans	0.43%	0.33%
Non-performing assets to total assets	0.36%	0.33%
Allowance for credit losses to non-performing loans	264.92%	346.88%
Allowance for credit losses to total loans	1.14%	1.13%

Non-performing loans increased from the prior year, but remain at a manageable level. Sixteen loans were in nonaccrual status at December 31, 2025. The three largest loans, as discussed above, had a balance approximating $1.2 million, $1.2 million, and $1.6 million and are secured by owner-occupied commercial real estate. Together, these loans comprise 90% of total nonaccrual loans. The other nonaccrual loans had average balances of $26,000 at December 31, 2025. Most of these loans are secured by commercial or consumer real estate.

The allowance for credit losses on loans was well in excess of total nonperforming loans at December 31, 2025 and 2024.

The following tables summarize activity in the allowance for credit losses on loans by portfolio segment (dollars in thousands):

Year Ended December 31, 2025	Commercial	Real Estate	Consumer	Total
Balance at beginning of year	$1,101	$13,201	$142	$14,444
Credit loss expense	(31)	729	31	729
Recoveries on loans previously charged off	27	62	39	128
Loans charged off	(60)	(173)	(76)	(309)
(Net loan charge offs) / recoveries	(33)	(111)	(37)	(181)
Balance at end of year	$1,037	$13,819	$136	$14,992

Year Ended December 31, 2024	Commercial	Real Estate	Consumer	Total
Balance at beginning of year	$1,177	$14,688	$125	$15,990
Credit loss expense	(77)	(1,489)	120	(1,446)
Recoveries on loans previously charged off	24	30	10	64
Loans charged off	(23)	(28)	(113)	(164)
(Net loan charge offs) / recoveries	1	2	(103)	(100)
Balance at end of year	$1,101	$13,201	$142	$14,444

Annualized net charge offs were 0.01% of average loans in 2025 and 2024.

The following table sets forth the allocation of the allowance to our three loan segments, together with average net loan charge-offs / recoveries for each year (dollars in thousands).

	2025			2024
Loan Portfolio Segment	Allowance Allocation	Percentage of Loan Category to Total Loans	Net (Charge-offs) / Recoveries to Average Loans	Allowance Allocation	Percentage of Loan Category to Total Loans	Net (Charge-offs) / Recoveries to Average Loans

Commercial	$1,037	11.4%	-0.02%	$1,101	11.8%	0.00%
Real estate	13,819	88.0%	-0.01%	13,201	87.6%	0.00%
Consumer	136	0.6%	-0.44%	142	0.6%	-1.10%
Total	$14,992	100.0%	-0.01%	$14,444	100.0%	-0.01%

At December 31, 2025, the real estate loan segment comprises approximately 88% of our total loans, comparable to its 92% allocation of the allowance for credit losses.

As part of our credit risk management, we actively manage the loan portfolio to identify problem loans. As of December 31, 2025 and 2024, we believe the allowance for credit losses on loans is adequate based our evaluation of the portfolio.

Funding Sources

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

Deposits at year-end are set forth in the following table.

	December 31,		December 31,
	2025	2024	2025	2024	Increase (Decrease)
Deposit Category	(Dollars in thousands)		Percent of Total Deposits		Amount	Percentage

Demand, non-interest bearing	$167,062	$176,978	12.8%	13.9%	$(9,916)	(5.6)%
Demand, interest bearing	281,169	263,600	21.6%	20.7%	17,569	6.7%
Savings, including money market	344,147	331,480	26.4%	26.0%	12,667	3.8%
Time, $250 and over	145,357	131,874	11.1%	10.4%	13,483	10.2%
Time, under $250	366,188	369,364	28.1%	29.0%	(3,176)	(0.9)%
Total deposits	$1,303,923	$1,273,296	100.0%	100.0%	$30,627	2.4%

Total deposits increased $30.6 million, or 2%, in 2025. In 2025 and 2024, non-interesting bearing demand accounts decreased as a percent of total deposits as customer preferences shifted to time deposits and interest-bearing deposits. At December 31, 2025 and 2024, time deposits comprised 39% of total deposits. We believe the shift in our deposit mix during 2024 and 2025 is largely due to rising interest rates in recent years, as time deposits generally offer significantly higher interest yields than demand and savings accounts.

In 2023, we began using brokered certificates of deposit as a funding source. Brokered certificates were $44.9 million and $49.2 million at December 31, 2025 and 2024, respectively. We have not used listing service deposits as a funding source.

Also in 2023, we began participating in a program offered by the State of Illinois, whereby we obtain time deposit funding in exchange for commitments to make a certain amount of agricultural loans. The average balance of State of Illinois time deposits was $65.0 million in 2025 and 2024.

The following table presents average deposit balances and the average rate paid on those balances for the years indicated.

	For the Years Ended December 31,
	2025		2024
Deposit Category (Dollars in thousands)	Average Deposits	Average Interest Rate	Average Deposits	Average Interest Rate

Non-interest bearing demand	$174,416	0.00%	$173,159	0.00%
Demand, interest bearing	278,742	1.41%	263,885	1.32%
Savings, including money market	328,172	1.65%	321,348	1.63%
Time	500,225	3.71%	506,421	4.17%
Total average deposits / rate	$1,281,555	2.18%	$1,264,813	2.36%

The rate on total average deposits decreased 18 basis points in 2025, to 2.18%, compared to 2.36% in 2024. The average rate on each of our interest-bearing deposit categories increased significantly in 2024. The steepest decrease was in the cost of time deposits, which decreased to 3.71% in 2025, compared to 4.17% in 2024. Our cost of funds reflects the leveling off in market interest rates.

Total average deposits were $1.28 billion and $1.26 billion at December 31, 2025 and 2024, respectively, representing a 1.3% increase from year to year.

Maturities of time deposits as of December 31, 2025 are shown below:

	Time	Percentage of
	Deposits	Total
Maturing Period (Dollars in thousands)
Within one year	$435,163	85.1%
Over one year through two years	63,618	12.4%
Over two years through three years	10,274	2.0%
Over three years through four years	2,108	0.4%
Over four years through five years	382	0.1%
Total time deposits	$511,545	100.0%

Core deposits are defined by the banking regulators as all deposit accounts of $250,000 and less, minus any fully insured brokered deposits of $250,000 or less. Our core deposits have been relatively stable, while our use of brokered deposits have declined in 2025. Information about our core deposits and brokered deposits follows as of the dates indicated:

Core and Brokered Deposits	December 31,
(Dollars in thousands)	2025	2024

Core deposits	$1,114,413	$1,093,886
% of total deposits	85.5%	85.9%
Change from prior balance sheet date	$20,527	$42,720
% Change from prior balance sheet date	1.9%	4.1%

Brokered deposits	$44,921	$49,223
% of total deposits	3.4%	3.9%

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

As shown below, uninsured and preferred deposit balances have been relatively stable. Estimated uninsured deposits and preferred deposits and their percentage to total deposits follow as of the dates indicated:

Uninsured and Preferred Deposits	December 31,
(Dollars in thousands)	2025	2024

Estimated amount of uninsured deposits	$331,528	$320,972
Preferred deposits	107,862	107,613
Estimated uninsured deposits, net of preferred deposits	$223,666	$213,359
As a percent of total deposits
Estimated uninsured deposits	25.4%	25.2%
Estimated uninsured deposits, net of preferred deposits	17.2%	16.8%

Other Borrowings

We also use repurchase agreements as a funding source. Repurchase agreements provide secured borrowings from customers whose funds exceed FDIC deposit insurance limits. To repay these borrowings, we are required to repurchase identical securities to those that are sold. The average balance of securities sold under agreement to repurchase was $22.4 million and $22.6 million in 2025 and 2024, respectively.

We also maintain a borrowing arrangement with FHLB. FHLB advances totaled $77.9 million at December 31, 2025, compared to $67.9 million at December 31, 2024. The increase in FHLB advances in 2025 contributed to provide funding for loan growth.

Off-Balance Sheet Arrangements

As a provider of financial services, we issue standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards, and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash, and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $6.9 million and $6.7 million at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, we had outstanding loan commitments, including letters of credit, totaling $262.9 million and $232.0 million, respectively. These commitments consist primarily of unfunded lines of credit and commitments to make loans.

We anticipate that sufficient funds will be available to meet current loan commitments. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As required by ASC 326, we maintain an allowance for expected credit losses on off-balance sheet commitments. The allowance balance is included with other liabilities on our balance sheet. The allowance balance is calculated in the same manner as our allowance for credit losses on loans, except we estimate the percentage of off-balance sheet commitments that we will actually fund in the future. Our allowance for credit losses on off-balance sheet commitments was $1.0 million at December 31, 2025 and December 31, 2024. There were no charge-offs of any off-balance sheet commitments in 2025 or 2024.

Funding at the Company Level

At December 31, 2025 and 2024, the Company had $10.0 million of subordinated debentures outstanding. These unsecured subordinated debentures mature in 2031.

In 2022, the Company obtained a $10 million operating line of credit from Bankers’ Bank. The line of credit was most recently renewed in 2024 with a maturity date of October 29, 2026. The line of credit is secured by all the stock of the Bank and has covenants specific to capital and other financial ratios. The Company was in compliance with these covenants at December 31, 2025 and December 31, 2024. There were no borrowings on the line of credit during 2025 or 2024.

The Company primarily depends on dividends from the Bank for its cash needs. The Bank must maintain profitable operations and satisfy its capital requirements in order to pay dividends to its parent company. In addition to debt service, the parent company uses cash to pay dividends to its stockholders.

Capital Requirements

The Basel III Capital Rules require the Bank to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0%); 2) a minimum Tier 1 capital ratio of 8.5% to risk-weighted assets; 3) a minimum ratio of total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer resulting in a minimum total capital ratio of 10.5%); and 4) a minimum leverage ratio of Tier 1 Capital to average total assets of 4.0%. The net unrealized gain or loss on available-for-sale debt securities is not included in computing regulatory capital.

The Bank must also satisfy the capital requirements of the regulatory framework for prompt corrective action. The risk-weighted capital ratio requirements to be categorized as “well capitalized” under the prompt corrective action provisions are less than the minimum requirements of the Basel III Capital Rules. However, the leverage ratio required to be well capitalized under the prompt correction action provisions (5%) is higher than the minimum required under the Basel III Rules (4%).

The following table shows that the Bank’s capital, as of December 31, 2025, exceeded the greater of the minimum capital requirements under the Basel III Rules or the minimum to be categorized as well capitalized under the prompt corrective action provisions.

	Capital Ratios		Capital Amounts
Capital ratios of the Bank, as of December 31, 2025	Minimum Required	Actual	Minimum Required	Actual
			(Dollars in thousands)
Common Equity Tier 1 capital to risk-weighted assets (1)	7.0%	13.8%	$83,793	$164,600
Total capital to risk-weighted assets (1)	10.5%	14.9%	$125,690	$178,511
Tier 1 Capital to risk-weighted assets (1)	8.5%	13.8%	$101,749	$164,600
Tier 1 Capital to average assets (leverage ratio) (2)	5.0%	10.5%	$78,727	$164,600

(1)	Minimum required, including the capital conservation buffer, under the Basel III Capital Rules
(2)	Minimum required to be categorized as "well capitalized" under the prompt corrective action provisions

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

FSM’s actual adjusted capital amounts and the minimum amounts required for capital adequacy purposes by the U.S. Department of Housing and Urban Development (“HUD”) for non-supervised mortgagees follow:

Dividends and Share Buybacks

FSM Capital	December 31,
(Dollars in thousands)	2025	2024

Actual Adjusted Capital	$8,766	$10,234
Minimum Capital Requirements	$1,019	$1,013

In 2025, we continued our history of paying cash dividends to stockholders. Dividends were $1.00 and $0.85 per share in 2025 and 2024, respectively. Our ratio of dividends declared to net income was 17% and 20% in 2025 and 2024, respectively.

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

We purchased and retired 24,800 shares in 2025 and 45,175 shares in 2024 for approximately $1.1 million and $1.9 million, respectively. Our most recent share buyback program has approximately $0.8 million remaining as of December 31, 2025.

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

	December 31,		Increase
	2025	2024	(Decrease)
Collateral pledged to	(Dollars in thousands)
Federal Home Loan Bank	$906,150	$892,193	$13,957
Federal Reserve Discount Window	112,294	111,238	1,056
	$1,018,444	$1,003,431	$15,013
Borrowings from the
Federal Home Loan Bank	$77,917	$67,917	$10,000
Federal Reserve Discount Window	-	-	-
	$77,917	$67,917	$10,000
Additional borrowing available from the
Federal Home Loan Bank	$474,819	$483,639	$(8,820)
Federal Reserve Discount Window	92,003	85,839	6,164
Total borrowing available	$566,822	$569,478	$(2,656)

Our most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending, and investing activities during any given year. These liquid assets totaled $203.8 million and $188.7 million at December 31, 2025 and 2024, respectively.

Note 12 – Federal home Loan Bank Advances and Other Borrowings to the consolidated financial statements provides more information about borrowing arrangements with the FHLB and the Federal Reserve Discount Window at year-end 2025 and 2024.

Management believes the Bank’s liquid assets and unused borrowing capacity are sufficient for our operations, including the ability to fund loan originations and meet deposit outflows.

Comparison of Operating Results For The Years Ended December 31, 2025 and 2024

Summary of Performance

Interest rates declined during 2025 from elevated levels in 2024, including an inverse yield curve for most of the year. The rapid increase in interest rates during 2022 and 2023 significantly increased funding costs in the banking industry and diminished mortgage loan originations. Higher rates have also negatively affected the fair value of debt securities.

Despite these economic headwinds, the Company has continued to be profitable. Net income was $13.7 million in 2025, compared to $10.4 million in 2024. The 31% earnings improvement in 2025 was primarily due to continued improvement in net interest margin.

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

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2025 and 2024. Average balances are derived primarily from daily average balances. Non-accrual loans are included in average balances. The yields in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the “net interest margin” for the periods shown.

	Year Ended December 31
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
			(Dollars in thousands)
Assets
Loans (1) (2)	$1,293,985	$76,575	5.92%	$1,280,465	$72,990	5.70%
Debt securities - taxable	109,646	2,607	2.38%	114,132	2,444	2.14%
Debt securities - tax-exempt (3)	52,009	1,941	3.73%	53,469	1,939	3.63%
Interest-bearing balances at banks	23,940	950	3.97%	11,177	490	4.38%
Federal funds sold	1,877	39	2.08%	1,625	48	2.95%
Federal Home Loan Bank stock	4,108	324	7.89%	4,441	392	8.83%
Total interest-earning assets	1,485,565	82,436	5.55%	1,465,309	78,303	5.34%
Cash and due from banks -noninterest bearing	16,628			20,213
Cash surrender value of life insurance	20,556			19,992
Premises and equipment, net	24,971			25,570
Unrealized gains (losses) on securities	(12,058)			(14,394)
Allowance for credit losses on loans	(14,613)			(15,014)
Other assets	36,224			28,732
Total assets	$1,557,273			$1,530,408
Liabilities and stockholders' equity
Deposits
Demand, interest-bearing	$278,742	$3,944	1.41%	$263,885	$3,473	1.32%
Savings and money market	328,172	5,413	1.65%	321,348	5,252	1.63%
Time deposits	500,225	18,580	3.71%	506,421	21,123	4.17%
Total interest-bearing deposits	1,107,139	27,937	2.52%	1,091,654	29,848	2.73%
Federal Home Loan Bank advances	66,733	2,854	4.28%	75,136	3,821	5.09%
Securities sold under agreement to repurchase	22,373	766	3.42%	22,551	944	4.19%
Federal funds purchased and other borrowings	343	25	7.29%	229	25	10.92%
Subordinated debt	9,847	350	3.55%	9,823	350	3.56%
Total interest-bearing liabilities	1,206,435	31,932	2.65%	1,199,393	34,988	2.92%
Non-interest bearing demand deposits	174,416			173,159
Other noninterest bearing liabilities	26,062			17,799
Total liabilities	1,406,913			1,390,351
Stockholders' equity	150,360			140,057
Total liabilities and stockholders' equity	$1,557,273			$1,530,408

Net interest income / margin (3)		$50,504	3.40%		$43,315	2.96%
Less tax equivalent adjustment		(408)			(407)
Net interest income		$50,096			$42,908

The volume and rate variances table below indicates the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by the average rate in the prior period. Changes attributable to rate variances are equal to the increase or decrease in the average interest rate multiplied by the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate multiplied by the change in average balance and are included below in the average volume column:

	Year Ended December 31, 2025
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$800	$2,785	$3,585
Debt securities - taxable	(107)	270	163
Debt securities - tax-exempt (1)	(54)	56	2
Interest-bearing balances at banks	506	(46)	460
Federal funds sold	5	(14)	(9)
Federal Home Loan Bank stock	(26)	(42)	(68)
Total interest income	$1,124	$3,009	$4,133

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$210	$261	$471
Savings and money market deposits	113	48	161
Time deposits	(230)	(2,313)	(2,543)
Total interest expense on deposits	93	(2,004)	(1,911)
Federal Home Loan Bank advances	(359)	(608)	(967)
Securities sold under agreement to repurchase	(6)	(172)	(178)
Federal funds purchased and other borrowings	8	(8)	-
Subordinated debt	1	(1)	-
Total interest expense	$(263)	$(2,793)	$(3,056)

Net interest income (1)	$1,387	$5,802	$7,189
Less tax equivalent adjustment			(1)
Net interest income			$7,188

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

In 2025, net interest income was $50.1 million, an increase of $7.2 million, or 16.8%, from 2024. The $4.1. million increase in interest income also was offset by lower funding costs in 2025 in comparison to 2024.

Net interest margin is an important measure of profitability, and it represents net interest income divided by average earning assets. On a full-tax equivalent (“FTE”) basis, using the 21% statutory federal income tax rate, our net interest margin was 3.40% and 2.96% in 2025 and 2024, respectively.

Individual components of interest income and expense are discussed below.

Interest Income

On a full-time equivalent basis, total interest income increased to $82.4 million in 2025, an increase of $4.1 million, or 5.3%, over 2024. The average balance of interest-earning assets increased by 1.4% in 2025. The yield on average interest-earning assets increased to 5.55% in 2025 compared to 5.34% in 2024.

Significant changes in individual components of interest income are discussed below. References to Interest income are on a full-time equivalent basis. Debt security balances refer to amortized cost.

Total interest income increased primarily due to a 1.4% increase in average loan volume and an improvement in loan yields due to general increases in mortgage interest rates and repricing of loans.

Interest income on loans increased $3.6 million, or 4.9%, to $76.6 million in 2025. The improvement was primarily due to significantly higher loan yields. The yield on average loan volume was 5.92% in 2025 compared to 5.70% in 2024, as loans that originated at lower rates in prior years were renewed or replaced with new volume at higher, current rates in 2025.

The 1.1% increase in average loan volume also improved interest income in 2025. Average loans outstanding were $1.3 billion in 2025 and 2024. Loan growth occurred in the commercial, consumer, and construction and land real estate segment of the portfolio. In some cases, real estate loans granted at promotional rates renewed at higher rates in 2025, thus improving our interest income.

The average balance of our entire debt securities portfolio decreased by $6.0 million in 2025. We purchased $24 million and $3 million of debt securities in 2025 and 2024, respectively. In mid-March 2022, the Federal Reserve began to raise interest rates aggressively. To illustrate the effect, selected market rates at the dates indicated are scheduled below, according to the Federal Reserve Economic Data website.

	December 31,
Interest Rate	2025	2024	2023	2022	2021
30-Year Fixed Rate Mortgage	6.15%	6.85%	6.61%	6.42%	3.11%
10-Year Treasury Rate	4.18%	4.58%	3.88%	3.88%	1.52%
5-Year Treasury Rate	3.73%	4.38%	3.84%	3.99%	1.26%

Unrealized holding losses on available-for-securities, before deferred tax effects, were $9.2 million and $14.4 million in 2025 and 2024, respectively. The fair value of our debt securities recovered to some degree in 2025.

Beginning with the Federal Open Market Committee (“FOMC”) meeting in September 2024, the FOMC began lowering interest rates with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024 and it continued to lower rates throughout 2025 to a range of 3.50-3.75% at the end of 2025. The decrease was expressly made in response to inflation moderating and the labor market weakening. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Interest income on taxable debt securities was $2.6 million in 2025, an increase of $163,000, or 7%, from the prior year. Our yield on taxable debt securities was 2.38% in 2025 and 2.14% in 2024.

Average interest-bearing balances at other banks increased by $12.8 million in 2025, resulting in higher interest income despite a decrease in yield. Interest income on balances at other banks was $950,000 in 2025 and $490,000 in 2024. The yield was 3.97% in 2025 and 4.38% in 2024. The lower yield in 2025 reflects rate cutting by the FOMC.

Dividends on FHLB stock decreased to $324,000 in 2025 from $392,000 in 2024. The decrease is primarily due to a 7.5% decrease in average balance, as we were able to redeem stock because we borrowed less from the FHLB in 2025. The timing of dividend payments and stock purchases and redemptions may distort the yield on average balances.

Interest Expense

The entire banking industry has experienced significantly higher funding costs since 2022 compared to prior years. However, with interest rate adjustments during the year, our total interest expense has decreased from the prior year, from $35.0 million in 2024 to $31.9 million in 2025.

In 2025, total interest expense decreased 8.7% from the 2024 level. Average total interest-bearing liabilities increased 0.6% in 2025 while average non-interest bearing demand deposits increased 0.7%.

Reflecting customer preferences, average interest-bearing demand deposits increased 6% in 2025, compared to a decrease of 7% in 2024 from 2023. Similarly, average savings deposits and money market accounts increased 2% in 2025. In contrast, time deposit average balances decreased by 1% in 2025, following an increase of 27% in 2024. Historically, interest-bearing demand deposits, as well as savings and money market accounts, have been expensive funding sources than time deposits (i.e., certificates of deposit).

To remain competitive, we increased deposit account interest rates in 2024. However, these rates leveled off during 2025. The rate on average interest-bearing deposits decreased to 2.52% in 2025, compared to 2.73% in 2024. To help right-size our deposit rates, we closely monitor interest rates offered by competitors. This process includes the use of an outside service to keep us informed about current rates offered by competitors.

The cost of interest-bearing demand deposits increased 9 basis points to 1.41% in 2025, compared to 1.32% in 2024. The interest rate on savings and money market deposits was 1.65% in 2025 and 1.63% in 2024.

The average rate on our time deposits was 3.71% and 4.17% in 2025 and 2024, respectively.

Our funding strategy in 2025 increased reliance on FHLB advances to fund loan growth. The 2025 year-end balance of FHLB advances was $77.9 million compared to $67.9 million at December 31, 2024. However, the average balance of FHLB advances was $66.7 million in 2025, a decrease of $8.5 million from 2024. The average rate on FHLB advances was 4.28% in 2025, compared to 5.09% in 2024. Similarly, interest expense on FHLB advances decreased $967,000 in 2025.

The average balance of securities sold under repurchase agreements decreased 0.8% in 2025. Like most short-term rates, the cost of repurchase agreements was lower in 2025, decreasing to 3.42% from 4.19% in 2024. The maturities of our repurchase agreements are overnight and continuous.

In October 2021, we issued $10 million of new subordinated debt with a fixed rate of 3.50%. The fixed rate will be in effect until October 15, 2026, at which time the rate will reset quarterly to the SOFR plus 266 basis points until the October 15, 2031, maturity date. The Company may redeem the subordinated debentures, in whole or in part, on or after October 15, 2026, at 100% of principal amount plus accrued interest. Interest expense on subordinated debt includes amortization of the debt issuance costs.

Credit Loss Expense

Credit risk is inherent in the business of making loans. As discussed in the Critical Accounting Policies section, we maintain an allowance for credit losses on loans through charges or credits to earnings, which are presented in the statements of income as credit loss expense or recovery of credit loss expense. Determining the appropriate level of the allowance involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio, including the fair value of collateral or discounted cash flows of specifically identified impaired loans. This process, by its nature, creates variability in the amount and frequency of charges or credits to the Company’s earnings. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. Subsequent recoveries, if any, are credited to the allowance.

In 2025, our credit loss expense on loans was $729,000, partially offset by $70,000 recovery of credit loss expense on off-balance sheet commitments. The expense is largely due to changes in the loss factors and the outstanding balances of certain loan pools. We refined the loss factors in our CECL model to include more current and relevant data. The loss factors applied to some of our loan pools decreased, while other adjustments increased the estimated loss factors applied to the remaining loan pools. The net effect was a credit loss expense of $659,000.

Under the CECL methodology, we use reasonable and supportable forecasts to help determine expected credit losses. The key economic factors in our forecasts are gross national product and unemployment levels.

Non-Interest Income

The following table sets forth the Company’s various components of non-interest income.

	Year Ended December 31,		Increase (Decrease) in 2025
	2025	2024	Amount	Percentage
	(Dollars in thousands)
Non-interest income
Service charges on deposits	$1,129	$1,091	$38	3.5%
Mortgage banking income	11,257	9,924	1,333	13.4%
Debit card and ATM fees	1,810	1,834	(24)	(1.3)%
Insurance services	1,752	1,406	346	24.6%
Trust fees	242	268	(26)	(9.7)%
Other customer service fees	177	153	24	15.7%
Earnings on Bank-owned life insurance	575	542	33	6.1%
Gains (losses) on sales of securities	-	-	-
Other non-interest income	292	414	(122)	(29.5)%
Total non-interest income	$17,234	$15,632	$1,602	10.2%

Total non-interest income increased approximately $1.6 million from 2024, with the majority of the increase due to mortgage banking income increasing.

Insurance services revenue is generated by First State Insurance, a wholly owned subsidiary of the Bank. First State Insurance had revenue of $1.8 million in 2025, a 25% increase from the prior year. First State Insurance continues to be profitable, with net income of $547,000 and $380,000 in 2025 and 2024, respectively.

The average balance of our investment in life insurance policies was $20.6 million and $20.0 million in 2025 and 2024, respectively. The increase in cash surrender value resulted in a tax-exempt yield of 2.80% in 2025 and 2.71% in 2024. No death benefits were received in either year. As an investment, the policies are designed to be held until death of the insured.

Most of our mortgage banking activity occurs at FSM, a wholly owned subsidiary of the Bank. Mortgage banking income improved by $654,000, or 37%, in 2025. Loan originations increased by 10.8% in 2025, following significant loan volume declines since 2021. FSM’s condensed balance sheets as of December 31, 2025 and 2024, and condensed income statements for the years then ended, follow.

First State Mortgage	At or for the Year Ended December 31,		Increase (Decrease)
Condensed Financial Statements	2025	2024	Amount	Percentage
	(Dollars in thousands)
Balance Sheets
Cash on deposit at the Bank	$8,888	$10,265	$(1,377)	(13.4)%
Loans held for sale	12,316	7,743	4,573	59.1%
Portfolio loans	1,700	1,698	2	0.1%
Allowance for credit losses	-	-	-	0.0%
Goodwill	2,193	2,193	-	0.0%
Other assets	1,681	1,306	375	28.7%
Total assets	$26,778	$23,205	$3,573	15.4%
Warehouse line of credit payable to the Bank	$11,738	$7,436	$4,302	57.9%
Other liabilities	2,527	2,139	388	18.1%
Owner's equity	12,513	13,630	(1,117)	(8.2)%
Total liabilities and equity	$26,778	$23,205	$3,573	15.4%
Income Statements
Interest income on loans	$1,227	$1,306	$(79)	(6.0)%
Interest expense charged by the Bank	936	969	(33)	(3.4)%
Net interest income	291	337	(46)	(13.6)%
Credit loss expense	-	-	-
Net interest income after credit loss expense	291	337	(46)	(13.6)%
Mortgage banking income	9,914	8,869	1,045	11.8%
Non-interest expense
Salaries and benefits	9,722	9,480	242	2.6%
Occupancy and equipment	443	428	15	3.5%
Other non-interest expense	1,586	1,778	(192)	(10.8)%
Total non-interest expense	11,751	11,686	65	0.6%
Income (loss) before income taxes	(1,546)	(2,480)	934	(37.7)%
Income tax expense (benefit)	(429)	(709)	280	(39.5)%
Net income (loss)	$(1,117)	$(1,771)	$654	(36.9)%

FSM is structured to provide conventional and government-sponsored financing on 1-4 family residences. FSM’s profitability and mortgage loan volume are greatly affected by market interest rates. Rising interest rates, beginning in March 2022, have substantially ended mortgage refinancing activity and slowed the pace of home sales. Demand for single family homes still exists, but the supply of existing homes on the market has been reduced in recent years.

The rise in three key interest rates affecting the mortgage industry and the higher rate environment greatly diminished our mortgage loan originations and sales, as shown in the table below for our consolidated Company (in thousands of dollars, for the calendar years presented).

	Years Ended December 31,
Mortgage loans held for sale	2025	2024	2023	2022	2021
Origination of loans held for sale	$341,972	$308,635	$303,475	$345,362	$707,119
Proceeds from loan sales	349,220	320,103	309,116	368,055	773,527
Net gain on sale of loans	10,925	10,290	8,930	10,633	30,293

Increase (decrease) in originations	10.8%	1.7%	(12.1)%	(51.2)%	(25.4)%
Increase (decrease) in loan sale gains	6.2%	15.2%	(16.0)%	(64.9)%

Consistent with the rise in interest rates and the decline in revenue, FSM incurred net losses of $1.1 million and $1.8 million in 2025 and 2024, respectively. The last time FSM was profitable was year-to-date December 31, 2021.

At December 31, 2025, FSM had 68 full-time equivalent employees, compared to 70 and 88 at year end 2024 and 2023, respectively. We continue to try and adjust the scale of mortgage operations without significantly reducing our capacity to serve our markets when the supply and demand issue is resolved.

Non-Interest Expense

The following table sets forth the Company’s various components of non-interest expense, in thousands of dollars.

	Year Ended December 31,			Increase (Decrease)
	2025	2024	2023	Amount	Percentage
Non-interest expense	(Dollars in thousands)
Salaries and employee benefits	$32,216	$31,063	$31,416	$1,153	3.7%
Occupancy	2,685	2,744	2,781	(59)	(2.2)%
Furniture and equipment	1,128	1,164	1,295	(36)	(3.1)%
Data processing	4,260	3,870	3,531	390	10.1%
FDIC insurance assessments	689	710	687	(21)	(3.0)%
Insurance	132	790	864	(658)	(83.3)%
Advertising and public relations	683	652	715	31	4.8%
Professional fees	2,331	1,558	1,243	773	49.6%
Other non-interest expense	4,074	3,416	3,212	658	19.3%
Total non-interest expense	$48,198	$45,967	$45,744	$2,231	4.9%

Efficiency ratio	71.6%	78.5%

Inflationary pressures eased some during the year and we were successful in controlling non-interest expense in 2025 and 2024. Total non-interest expense increased about 4.9% in 2025. Salaries and employee benefits are our largest non-interest cost, totaling $32.2 million in 2025.

Our consolidated full-time equivalent employees numbered 287 and 288 at year-end 2025 and 2024, respectively, and mostly unchanged. During 2024, most of the staff reduction was at FSM, including a layoff of some mortgage employees.

The efficiency ratio equals total non-interest expense divided by the sum of net interest income and total non-interest income. In general, the efficiency ratio is a measure of operating efficiency (the lower the ratio the better). Our efficiency ratio was 72% in 2025, which is down from 79% in 2024.

Income Taxes

Income tax expense was $4.8 million and $3.4 million in 2025 and 2024, respectively. The 41% increase in income tax expense was directionally consistent with the 33% increase in pre-tax income. Our effective income tax rate (income tax expense divided by pre-tax income) was 26.0% and 24.7% in 2025 and 2024, respectively, compared to the combined federal and state statutory income tax rate of approximately 28.5%. The difference between the combined federal and state statutory rate and our effective tax rate is primarily due to tax-exempt interest income and earnings on Bank-owned life insurance.

Return on Equity and Assets

Net income divided by average assets and net income to average stockholders’ equity are important performance indicators. The following table presents information on our return on average assets, return on average equity, equity to total assets, and dividend payout ratio, as of or for the years ended December 31.

	At or For the Years Ended December 31,
	2025	2024
Selected Financial Ratios
Return on average assets	0.88%	0.68%
Return on average equity	9.09%	7.45%
Stockholders' equity to total assets	9.89%	9.30%
Dividend payout ratio	17.44%	19.66%

The improved return on average assets reflects our 31% increase in earnings. Average assets increased approximately $27 million from the prior year. The increase in return on average equity results from the 10% increase equity.

The year-end ratio of stockholders’ equity to total assets increased in 2025 because equity increased 10% and total assets increased 3.7%.

Stockholders’ equity increased in 2025 primarily due to the following:

●	net income of $13.7 million, less dividends paid of $2.4 million, and
●	purchase and retirement of common shares totaling $1.2 million, partially offset by $186,000 of stock options exercised.

Interest Rate Management

Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. We do not engage in the trading of financial instruments, nor do we have exposure to currency exchange rates.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. We use two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

The planning of asset and liability maturities is an integral part of the management of a bank’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest-bearing liabilities.

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity GAP report may not provide a complete assessment of the exposure to changes in interest rates.

We use modeling software for asset/liability management to simulate the effects of potential interest rate changes on the Bank’s net interest margin, and to calculate the estimated fair values of the Bank’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Bank’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against our investment, loan, deposit and borrowed fund portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels). Critical assumptions in the Bank’s interest rate risk model, like deposit betas, deposit rate change lags and decay rate assumptions, are reviewed and updated regularly to reflect current market conditions.

The following tables set forth the estimated changes in the Bank’s annual net interest income, on a full-tax equivalent basis, and economic value of equity that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a constant balance sheet with consistent product mix as of December 31, 2025.

	Increase (Decrease) in
	Estimated Net Interest Income (1)
Change in Interest Rates	(Dollars in thousands)
(basis points)	Amount	Percent
+300	$(2,431)	(4.6)%
+200	(322)	(0.6)%
+100	1,509	2.9%
0	-	0.0%
-100	2,436	4.6%
-200	2,686	5.1%
-300	2,476	4.7%

	Increase (Decrease) in
	Estimated Economic Value
	of Equity (1)
Change in Interest Rates	(Dollars in thousands)
(basis points)	Amount	Percent
+300	$(48,336)	(22.3)%
+200	(27,724)	(13.0)%
+100	(9,207)	(5.2)%
0	-	0.0%
-100	4,241	2.4%
-200	4,547	1.2%
-300	1,021	(2.4)%

(1) Computations of prospective effects of hypothetical interest rate changes are for illustrative purposes only, are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the Cautionary Note Regarding Forward-Looking Statements appearing earlier in this document. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

As with any method of gauging interest rate risk, there are certain shortcomings inherent to the methodology noted above. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. However, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag the change in general market rates. Additionally, the methodology noted above does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable-rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates of deposit may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debt. All these factors are considered in monitoring the Company’s exposure to interest rate risk.

Cash Flows

Operating activities provided $10.6 million and $13.5 million of cash in 2025 and 2024, respectively. Net income is a primary source of operating cash, as adjusted for certain items including gains on sales of assets, changes in income and expense accruals, and non-cash expenses such as depreciation and the provision for credit losses

Mortgage banking activity was another important source of cash from operating activities, as shown in the following table.

Cash flows from mortgage loans held for sale	2025	2024
(Dollars in thousands)
Proceeds from loan sales	$349,220	$320,103
Gains on sales of loans	(10,925)	(10,290)
Origination of loans held for sale	(341,972)	(308,635)
Net cash provided (used)	$(3,677)	$1,178

Net cash provided by (used in) investing activities was $(43.7) million and 28.4 million in 2025 and 2024, respectively. The primary use of investing cash flows was loan originations, net of principal collections, of $39.0 million in 2025.

In 2025, net cash used by investing activities was $4.8 million, primarily due to loan originations, net of principal collections, of $39.0 million.

Investing cash flows related to debt securities provided significant cash in 2024, as summarized below.

Cash flows from security purchases and maturities	2025	2024	Increase (Decrease)
(Dollars in thousands)
Proceeds from maturities, paydowns, and calls	$19,281	$34,247	$(14,966)
Purchases of available-for-sale securities	(24,127)	(3,264)	(20,863)
Net cash provided	$(4,846)	$30,983	$(35,829)

Financing activities provided $37.7 million and used $24.9 million of net cash in 2025 and 2024, respectively. Net increases in deposits were $30.6 and $26.6 million in 2025 and 2024, respectively. Increases of FHLB advances of $10,000 million in 2025 helped fund loan growth. Reductions of FHLB advances used $48.1 million of financing cash in 2024, as management relied more on other funding sources.

Less significant sources and uses of cash from financing activities include cash dividends paid, purchases and retirement of our common stock, and proceeds from stock options exercised. Netted together, these equity transactions used $1.8 million and $3.6 million of cash in 2025 and 2024, respectively

Cash and cash equivalents increased $4.7 million and $17.0 million in 2025 and 2024, respectively. At year-end 2025 and 2024, cash and cash equivalents totaled $49.6 million and $45.0 million, respectively. We consider cash and cash equivalents, in combination with other liquidity sources, to be adequate for our operations.

Effects of Inflation

Our consolidated financial statements and accompanying footnotes have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.

Because our assets and liabilities are primarily monetary, interest rates have a greater impact on our performance than the effects of inflation. However, inflation can affect certain aspects of our operations, such as non-interest expense. Inflation may also affect our customers’ operations, including their ability to repay loans. Accordingly, inflation is one of the factors we consider in determining the allowance for expected credit losses on loans and off-balance sheet commitments.

Market Risk

Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change because of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Bank’s role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

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

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Net interest income (GAAP)	$50,096	$42,908
Tax-equivalent adjustment on securities exempt from federal income tax	408	407
Net interest income, FTE (non-GAAP)	$50,504	$43,315

Average balance of total interest-earning assets	$1,485,565	$1,465,309

Net interest margin (annualized net interest income divided by the average balance of total interest-earning assets) (GAAP)	3.37%	2.93%

Net interest margin, FTE (annualized net interest income, FTE, divided by the average balance of total interest earning assets) (non-GAAP)	3.40%	2.96%

The efficiency ratio is a non-GAAP financial measure that is calculated by dividing non-interest expense by total revenue (net interest income plus non-interest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of our efficiency ratio for the periods indicated.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Non-interest expense	$48,198	$45,967

Net interest income	$50,096	$42,908
Non-interest income	17,234	15,632
Total Revenue	$67,330	$58,540

Efficiency ratio (non-interest divided by total revenue) (non-GAAP)	71.6%	78.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Tri-County Financial Group, Inc. and Subsidiaries

Mendota, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tri-County Financial Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Forvis Mazars, LLP

St. Louis, Missouri

March 6, 2026

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(000s omitted except share data)

ASSETS	2025	2024

Cash and due from banks	$46,193	$42,418
Federal funds sold	3,446	2,558
Cash and cash equivalents	49,639	44,976
Debt securities available-for-sale, at fair value (amortized cost $162,742 and $158,009, respectively)	154,207	143,735
Federal Home Loan Bank stock, at cost	3,572	3,420
Mortgage loans held for sale	12,688	9,011
Loans, net of allowance for credit losses of $14,992 and $14,444, respectively	1,300,302	1,261,965
Bank-owned life insurance	20,844	20,269
Foreclosed assets, net	101	920
Bank premises and equipment, net	24,330	25,344
Goodwill and other intangibles	8,678	8,700
Accrued interest receivable	8,222	7,474
Other assets	13,138	13,470

Total assets	$1,595,721	$1,539,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$167,062	$176,978
Interest-bearing	1,136,861	1,096,318
Total deposits	1,303,923	1,273,296

Federal Home Loan Bank advances and other borrowings	77,917	67,917
Securities sold under agreements to repurchase	23,105	22,679
Dividends payable	607	611
Accrued interest payable and other liabilities	22,539	21,753
Subordinated debt, net of debt issuance costs of $146 and $166, respectively	9,859	9,834

Total liabilities	1,437,950	1,396,090

Stockholders’ equity: Common stock, $1 par value; 5,000,000 shares authorized; 2,375,138 and 2,394,193 shares issued and outstanding, respectively	2,375	2,394
Additional paid-in-capital	20,426	21,212
Retained earnings	141,073	129,793
Accumulated other comprehensive loss	(6,103)	(10,205)
Total stockholders’ equity	157,771	143,194

Total liabilities and stockholders’ equity	$1,595,721	$1,539,284

See Notes to Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2025 and 2024

(000s omitted except share data)

	2025	2024

Interest income:
Loans, including fees	$75,231	$71,553
Debt securities:
Taxable	2,607	2,444
Tax-exempt	1,533	1,532
Mortgage loans held for sale, including fees	1,344	1,437
Dividends	324	392
Other	989	538
Total interest income	82,028	77,896

Interest expense:
Deposits	27,937	29,848
Federal Home Loan Bank advances and other borrowings	3,229	4,196
Securities sold under agreements to repurchase	766	944
Total interest expense	31,932	34,988

Net interest income	50,096	42,908

Credit loss (recovery) of credit loss expense on loans	729	(1,446)
Credit loss (recovery) of credit loss expense on off-balance sheet credit exposures	(70)	162

Net interest income after credit loss expense	49,437	44,192

Non-interest income:
Trust department	242	268
Customer-service fees	1,306	1,244
Mortgage banking	11,257	9,924
Insurance services	1,752	1,406
Other	2,677	2,790
Total non-interest income	17,234	15,632

Non-interest expenses:
Salaries and employee benefits	32,216	31,063
Occupancy	2,685	2,744
Furniture and equipment	1,128	1,164
Other	12,169	10,996
Total non-interest expenses	48,198	45,967

Income before income taxes	18,473	13,857

Income tax expense	4,810	3,428

Net income	$13,663	$10,429

Earnings per common share:
Basic	$5.73	$4.32
Diluted	$5.67	$4.28

See Notes to Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2025 and 2024

(000s omitted except share data)

	2025	2024

Net income	$13,663	$10,429

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	5,739	(79)

Income tax effect	(1,637)	23
Other comprehensive income (loss), net of taxes	4,102	(56)

Total comprehensive income	$17,765	$10,373

See Notes to Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2025 and 2024

(000s omitted except share data)

	Common
	Stock and Non-Voting	Additional		Accumulated Other
	Common	Paid-in-	Retained	Comprehensive
	Stock (1)	Capital	Earnings	Loss	Total

Balance, December 31, 2023	2,423	22,455	121,414	(10,149)	136,143

Net income	-	-	10,429	-	10,429

Other comprehensive loss	-	-	-	(56)	(56)

Cash dividends on common stock ($0.85 per share)	-	-	(2,050)	-	(2,050)

Purchases and retirement of 45,175 Shares of common stock	(46)	(1,869)	-	-	(1,915)

Stock-based compensation expense	-	161	-	-	161

Stock options, exercised (17,010 shares)	17	465	-	-	482

Balance, December 31, 2024	$2,394	$21,212	$129,793	($10,205)	$143,194

Net income	-	-	13,663	-	13,663

Other comprehensive income	-	-	-	4,102	4,102

Cash dividends on common stock ($1.00 per share)	-	-	(2,383)	-	(2,383)

Purchases and retirement of 24,800 Shares of common stock	(25)	(1,126)	-	-	(1,151)

Stock-based compensation expense	-	160			160

Stock options exercised (5,745 shares)	6	180	-	-	186

Balance, December 31, 2025	$2,375	$20,426	$141,073	$(6,103)	$157,771

(1)	The Company’s stock previously included 467,500 shares of nonvoting stock, all of which converted into voting stock during 2024.

See Notes to Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

(000s omitted except share data)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,663	$10,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,489	1,535
Amortization of intangibles	22	23
Net amortization of securities	112	49
Amortization of debt issuance costs	25	24
Provision (recovery) of credit loss expense	659	(1,284)
Deferred income tax	(308)	(229)
Net loss (gain) on sales of foreclosed assets	25	(31)
Net gain on sales of bank premises and equipment	(6)	(21)
Net gain on sale of loans	(10,925)	(10,290)
Stock-based compensation expense	160	161
Net mortgage servicing rights amortization	205	447
Origination of loans held for sale	(341,972)	(308,635)
Proceeds from loans held for sale	349,220	320,103
Change in accrued interest receivable	(748)	98
Change in bank-owned life insurance	(575)	(541)
Change in other assets	(1,200)	891
Change in accrued interest payable and other liabilities	785	767

Net cash provided by operating activities	10,631	13,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns and calls of available-for-sale debt securities	19,281	34,247
Purchases of available-for-sale debt securities	(24,127)	(3,264)
Net redemptions of FHLB stock	2,094	3,314
Purchases of FHLB stock	(2,246)	(969)
Loan (originations) and principal collections, net	(38,996)	(3,955)
Proceeds from sales of foreclosed assets	794	98
Proceeds from sales of bank premises and equipment	6	138
Purchases of bank premises and equipment, net	(475)	(1,211)

Net cash provided by (used in) investing activities	(43,669)	28,398

See Notes to Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

For the years ended December 31, 2025 and 2024

(000s omitted except share data)

	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$30,627	$26,565
Net change in securities sold under agreements to repurchase	426	191
Cash dividends paid	(2,387)	(2,176)
Purchases and retirement of common stock	(1,151)	(1,915)
Net change in short-term FHLB advances and other borrowings	(8,000)	(31,000)
Advances on long-term FHLB advances and other borrowings	33,000	32,917
Payments on long-term FHLB advances and other borrowings	(15,000)	(50,000)
Proceeds from stock options exercised	186	482

Net cash provided by (used in) financing activities	37,701	(24,936)

Increase in cash and cash equivalents	4,663	16,958

Cash and cash equivalents:
Beginning of the year	44,976	28,018

Ending of the year	$49,639	$44,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest paid:
Deposits	$28,298	$29,599
Securities sold under agreements to repurchase	766	945
FHLB advances and other borrowings	3,186	3,909

Total	$32,250	$34,453

Income taxes paid:
Federal	$4,029	$2,021
State and local Illinois	1,632	883
Other	248	(51)
Total	$5,909	$2,853

SUPPLEMENTAL DISCLOSURES OF NONCASH AND FINANCING ACTIVITIES:
Foreclosed assets acquired in settlement of loans	$0	$886
Dividends payable	$607	$611
Lease liabilities arising from obtaining right-of-use assets	$263	$0

See Notes to Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(1)	Significant Accounting Policies:

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Tri-County Financial Group, Inc. (Company) and its wholly owned subsidiaries, First State Bank (Bank), Tri-County Insurance Services, Inc. (Insurance Company), and First State Mortgage (Mortgage Banking Company). The Bank consolidates subsidiaries in which it holds more than 50-percent ownership. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and conform to general practices within the banking industry. All significant intercompany transactions have been eliminated.

Nature of operations:

The Company provides a variety of banking and mortgage banking services and insurance services to individuals and businesses principally through its main facilities in Mendota and branches in LaMoille, Peru, Streator, McNabb, Ottawa, Bloomington, Geneva, North Aurora, St. Charles, Batavia, Shabbona, Waterman, Sycamore, Rochelle, Princeton, West Brooklyn, Champaign and Earlville, Illinois, with additional mortgage banking offices in Illinois and Wisconsin. The Company’s primary deposit products are demand deposits and certificates of deposit and its primary lending products are agribusiness, commercial, real estate mortgage and installment loans and secondary market mortgage activities.

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

Use of estimates:

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for credit losses and valuation of goodwill.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(1)	Significant Accounting Policies (continued):

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

Trust assets:

Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these consolidated financial statements because they are not assets of the Company.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(1)	Significant Accounting Policies (continued):

Debt securities available-for-sale (continued):

Accounting Treatment
Circumstances of Impairment Considerations	Credit Component	Remaining Portion
Not intended for sale or more likely than not that the Bank will not have to sell before recovery of cost basis	Recognized as an allowance for credit loss	Recognized in other comprehensive income (loss)
Intended for sale or more likely than not that the Bank will be required to sell before recovery of cost basis	Recognized in earnings

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(1)	Significant Accounting Policies (continued):

Mortgage loans held for sale and loan servicing:

Mortgage loans held for sale are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income. The majority of the Company’s mortgage loans held for sale are generated through the Mortgage Banking Company. Changes in fair value are recorded in mortgage banking income in the consolidated statements of income.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(1)	Significant Accounting Policies (continued):

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

Allowance for credit losses (ACL) - Loans:

The allowance for credit losses (ACL) on loans represents a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to represent the net amount expected to be collected on the loan portfolio.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(1)	Significant Accounting Policies (continued):

Allowance for credit losses (ACL) – Loans (continued):

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

Expected credit losses are reflected in the ACL on loans through a charge to provision for credit losses on loans. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the ACL on loans is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts of collection have been exhausted and the collateral, if any, has been liquidated. Subsequent recoveries, if any, are credited to the ACL on loans when received.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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

The Company’s qualitative factors are considered by qualitatively adjusting model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factors and other qualitative adjustments may increase or decrease the Company’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making qualitative adjustments include among other things the impact of the following:

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

iv.	Changes in the experience, depth, and ability of the lending management and staff

v.	Changes in volume and severity of past due loans and other similar conditions

vi.	Changes in the quality of the organization’s loan review system

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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

Goodwill is evaluated at the reporting unit level annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Bank owned life insurance:

The Bank has purchased life insurance policies on certain key employees. The Bank- owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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

Stock compensation plans:

The Company records stock-based employee compensation cost using the fair value method. Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The Company begins to record compensation expense in the subsequent calendar year as options are historically issued every two years in December. A Black-Scholes model is used to estimate the fair value of stock options. The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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

Recent Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 provide for new disclosures which: (1) require that a public entity disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) allows more than one measure of segment profit or loss used by the CODM when assessing segment performance and deciding how to allocate resources to be disclosed; (5) require disclosure of title and position of CODM and explain how the CODM uses the disclosed reported measurers to assess segment performance; and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amended Topic 280. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories and the amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this accounting standard effective January 1, 2024, and the Company’s financial condition, results of operations and cash flows were not impacted by this guidance. The Company has provided the required disclosures for its reportable segments.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(1)	Significant Accounting Policies (continued):

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 became effective for the Company beginning with the fiscal year ending December 31, 2025 and did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, although early adoption and retrospective application is permitted. ASU 2024-03 is currently not expected to have a material impact on the Company’s consolidated financial statements, but will impact disclosures.

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (PCD) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this ASU, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (1) through a business combination, or (2) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 is effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(1)	Significant Accounting Policies (continued):

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity’s economic risk management practices. Key amendments (1) allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (2) allow grouping individual forecasted transactions with similar (not identical) risk exposures, (3) include a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without dedesignation, subject to simplifying assumptions, and (4) provide additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 is effective for us beginning in 2027, though early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic270): Narrow-Scope Improvements. ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (1) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (2) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures, and (3) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 is effective for us for interim periods beginning in 2028, though early adoption is permitted. ASU 2025- 11 is not expected to have a significant impact on the Company’s consolidated financial statements.

(2)	Cash and Due from Banks:

The Bank is required to maintain reserve balances, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The total required reserve balances as of December 31, 2025 and 2024 were $0.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s (FDIC’s) insured limit of $250. Management believes these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal. At December 31, 2025, the Company’s cash accounts exceeded federally insured limits by $703. The Company also had $31,781 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(3)	Debt Securities Available for Sale:

The following tables reflect the amortized cost and fair value of debt securities available for sale as of December 31:

2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. - sponsored agencies	$31,744	$0	$(943)	$30,801
State and Municipal	60,070	257	(2,846)	57,481
Mortgage Backed	49,175	299	(4,103)	45,371
Collateralized Mortgage Obligations (CMOs)	21,753	120	(1,319)	20,554

	$162,742	$676	$(9,211)	$154,207

2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. -sponsored agencies	$39,650	$0	$(2,171)	$37,479
State and Municipal	59,958	171	(3,866)	56,263
Mortgage Backed	42,520	0	(6,189)	36,331
Collateralized Mortgage Obligations (CMOs)	15,881	0	(2,219)	13,662

	$158,009	$171	$(14,445)	$143,735

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(3)	Debt Securities Available for Sale (continued):

Debt securities with a carrying amount of approximately $66,676 and $67,149 at December 31, 2025 and 2024, respectively, were pledged as collateral on public deposits, debt securities sold under agreements to repurchase and for other purposes as required or permitted by law.

At December 31, 2025 and 2024, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its sponsored agencies, in an amount greater than 10% of stockholders’ equity.

As of December 31, 2025 and 2024, accrued interest on debt securities available-for-sale of $667 and $629, respectively, was excluded from CECL evaluation. Accrued interest on debt securities available-for-sale is recorded within accrued interest receivable on the consolidated balance sheet.

The amortized cost and approximate fair value of debt securities at December 31, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities on mortgage-backed and collateralized mortgage obligation debt securities because the underlying mortgages may be called or prepaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$11,664	$11,630
Due after one year through five years	42,107	41,186
Due after five years through ten years	17,283	16,496
Due after ten years	20,760	18,970
	91,814	88,282
Mortgage Backed	49,175	45,371
Collateralized Mortgage Obligations	21,753	20,554
	$162,742	$154,207

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(3)	Debt Securities Available-for-Sale (continued):

Debt securities with unrealized losses as of December 31 not recognized in income are as follows:

2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S Treas. & Gov’t - sponsored agencies	$0	$0	$30,801	$943	$30,801	$943
State and Municipal	3,335	8	29,054	2,838	32,389	2,846
Mortgage Backed	1,886	44	30,879	4,059	32,765	4,103
CMOs	1,970	3	12,110	1,316	14,080	1,319
Total temporarily impaired	$7,191	$55	$102,844	$9,156	$110,035	$9,211

2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S Treas. & Gov’t - sponsored agencies	$0	$0	$37,479	$2,171	$37,479	$2,171
State and Municipal	9,719	65	33,978	3,801	43,697	3,866
Mortgage Backed	943	8	34,094	6,181	35,037	6,189
CMOs	961	41	12,699	2,178	13,660	2,219
Total temporarily impaired	$11,623	$114	$118,250	$14,331	$129,873	$14,445

At December 31, 2025 and 2024, the investment portfolio included 142 and 173 debt securities that were in an unrealized loss position, respectively. Unrealized losses have not been recognized as an allowance for credit losses because the Company does not intend to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans:

The following table presents total loans at December 31 by portfolio segment and class of loan:

	2025	2024
Commercial:
Commercial and industrial	$71,872	$69,720
Agricultural	78,695	80,577
Real estate:
Commercial	549,247	538,810
Consumer	398,022	386,475
Agricultural	169,779	170,401
Construction and land	39,916	21,841
Consumer:
Installment	4,470	4,196
Vehicle	1,928	3,119
Credit cards	1,365	1,270
Total loans	1,315,294	1,276,409
Allowance for credit losses	(14,992)	(14,444)
Loans, net	$1,300,302	$1,261,965

Detailed analysis of the allowance for credit losses by portfolio segment for the year ended December 31, 2025 follows:

2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,101	$13,201	$142	$14,444
Credit loss expense (benefit)	(31)	729	31	729
Recoveries on loans previously charged-off	27	62	39	128
Less loans charged-off	(60)	(173)	(76)	(309)

Balance at end of year	$1,037	$13,819	$136	$14,992

Detailed analysis of the allowance for credit losses by portfolio segment for the year ended December 31, 2024 follows:

2024	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,177	$14,688	$125	$15,990
Credit loss expense (benefit)	(77)	(1,489)	120	(1,446)
Recoveries on loans previously charged-off	24	30	10	64
Less loans charged-off	(23)	(28)	(113)	(164)

Balance at end of year	$1,101	$13,201	$142	$14,444

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

Detailed analysis of the allowance for unfunded commitments for the year ended December 31, 2025 follows:

2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$96	$889	$2	$987
Credit loss expense (benefit)	(12)	(58)	0	(70)

Balance at end of year	$84	$831	$2	$917

Detailed analysis of the allowance for unfunded commitments for the year ended December 31, 2024 follows:

2024	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$201	$621	$3	$825
Credit loss expense (benefit)	(105)	268	(1)	162

Balance at end of year	$96	$889	$2	$987

The Bank has no commitments to loan additional funds to the borrowers of collateral dependent or non-accrual loans.

Certain purchased loans as later discussed in Note 4 are not considered impaired or non-accrual loans if the expected cash flows as of December 31, 2025 and 2024 exceed the carrying amount and accretion income is being recorded.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for credit losses. The Company generally monitors credit quality indicators for all non-consumer loans using the following internally prepared ratings:

●	‘Pass’ ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.
●	‘Watch’ loans are credits that are fundamentally sound but warrant close attention by management. Borrowers in this category may have acceptable asset quality but may face challenges due to market conditions, economic conditions, management changes, or other forces that could adversely affect operations. Factors contributing to adverse conditions are expected to be temporary.
●	‘Special Mention’ ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.
●	‘Substandard’ ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.
●	‘Doubtful’ ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

As of December 31, 2025 and 2024, accrued interest on loans of $7,648 and $6,902, respectively, were excluded from CECL evaluation. Accrued interest on loans is recorded within accrued interest receivable on the consolidated balance sheet.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of December 31, 2025:

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	$20,312	$9,686	$4,745	$4,996	$1,318	$8,336	$19,746	$69,139
Watch	205	178	210	0	0	0	942	1,535
Special Mention	0	126	258	14	5	0	547	950
Substandard	0	0	22	6	195	25	0	248
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$20,517	$9,990	$5,235	$5,016	$1,518	$8,361	$21,235	$71,872
Agricultural:
Pass	$4,621	$1,578	$1,687	$4,066	$3,105	$216	$57,806	$73,079
Watch	9	144	222	67	129	376	2,126	3,073
Special Mention	130	124	750	0	52	0	1,183	2,239
Substandard	0	110	107	1	0	0	86	304
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$4,760	$1,956	$2,766	$4,134	$3,286	$592	$61,201	$78,695
Real Estate:
Commercial
Pass	$81,399	$49,772	$52,788	$109,941	$59,516	$116,804	$8,107	$478,327
Watch	647	5,862	5,021	15,297	6,324	18,764	6,891	58,806
Special Mention	0	2,294	111	1,127	2,082	1,943	0	7,557
Substandard	0	246	1,213	0	2,952	146	0	4,557
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$82,046	$58,174	$59,133	$126,365	$70,874	$137,657	$14,998	$549,247
Consumer
Pass	$61,513	$40,060	$51,021	$75,474	$44,368	$71,370	$29,661	$373,467
Watch	99	8,743	3,626	2,071	3,458	3,883	557	22,437
Special Mention	0	0	95	63	68	696	269	1,191
Substandard	0	100	0	325	91	393	18	927
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$61,612	$48,903	$54,742	$77,933	$47,985	$76,342	$30,505	$398,022

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate Continued):
Agricultural
Pass	$14,104	$11,333	$12,862	$28,975	$24,335	$48,689	$20,087	$160,385
Watch	124	199	1,389	1,057	294	2,543	466	6,072
Special Mention	507	0	0	0	0	1,360	320	2,187
Substandard	0	0	0	0	0	1,135	0	1,135
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$14,735	$11,532	$14,251	$30,032	$24,629	$53,727	$20,873	$169,779
Construction and land:
Pass	$20,462	$12,330	$1,949	$673	$525	$3,322	$412	$39,673
Watch	0	0	0	243	0	0	0	243
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$20,462	$12,330	$1,949	$916	$525	$3,322	$412	$39,916
Consumer:
Installment
Pass	$2,206	$628	$494	$352	$283	$457	$37	$4,457
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	13	0	0	0	13
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$2,206	$628	$494	$365	$283	$457	$37	$4,470
Vehicle
Pass	$613	$656	$357	$264	$36	$2	$0	$1,928
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$613	$656	$357	$264	$36	$2	$0	$1,928
Credit cards
Pass	$1,365	$0	$0	$0	$0	$0	$0	$1,365
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$1,365	$0	$0	$0	$0	$0	$0	$1,365
Total Loans
Pass	$206,595	$126,043	$125,903	$224,741	$133,486	$249,196	$135,856	$1,201,820
Watch	1,084	15,126	10,468	18,735	10,205	25,566	10,982	92,166
Special Mention	637	2,544	1,214	1,204	2,207	3,999	2,319	14,124
Substandard	0	456	1,342	345	3,238	1,699	104	7,184
Doubtful	0	0	0	0	0	0	0	0
Total	$208,316	$144,169	$138,927	$245,025	$149,136	$280,460	$149,261	$1,315,294

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of December 31, 2024.

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	$17,359	$9,286	$8,665	$2,960	$2,604	$7,774	$16,044	$64,692
Watch	899	390	345	65	169	0	1,475	3,343
Special Mention	0	506	22	0	0	0	471	999
Substandard	353	54	0	270	9	0	0	686
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$18,611	$10,236	$9,032	$3,295	$2,782	$7,774	$17,990	$69,720
Agricultural:
Pass	$3,008	$3,096	$6,427	$6,235	$261	$196	$57,020	$76,243
Watch	32	70	74	168	0	524	2,117	2,985
Special Mention	148	782	0	90	0	0	329	1,349
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$3,188	$3,948	$6,501	$6,493	$261	$720	$59,466	$80,577
Real Estate:
Commercial
Pass	$58,904	$68,080	$125,841	$64,969	$47,115	$104,386	$11,231	$480,526
Watch	3,765	3,857	9,916	12,514	1,792	13,332	6,460	51,636
Special Mention	0	0	0	215	0	1,008	35	1,258
Substandard	0	2,525	0	1,341	460	687	377	5,390
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$62,669	$74,462	$135,757	$79,039	$49,367	$119,413	$18,103	$538,810
Consumer
Pass	$48,876	$65,610	$89,293	$49,563	$24,547	$61,346	$24,147	$363,382
Watch	5,687	4,325	828	3,950	2,460	3,337	1,314	21,901
Special Mention	0	97	67	0	78	0	0	242
Substandard	0	0	423	43	0	464	20	950
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$54,563	$70,032	$90,611	$53,556	$27,085	$65,147	$25,481	$386,475

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

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
Consumer:
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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2025:

2025	Non-accrual	Non-accrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$195	$0	$31
Agricultural	0	0	302
Real estate:
Commercial real estate	4,095	3	246
Agricultural real estate	0	0	0
Consumer real estate	211	214	573
Consumer:
Installment	0	0	6

Total	$4,501	$217	$1,158

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2024:

2024	Non-accrual	Non-accrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$279	$9	$0
Agricultural	0	0	0
Real estate:
Commercial real estate	2,974	477	353
Agricultural real estate	0	0	0
Consumer real estate	292	292	193
Consumer:
Installment	24	0	49

Total	$3,569	$778	$595

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

Loan aging information by class of loan for the years ended December 31:

December 31, 2025	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$0	$25	$31	$56
Agricultural	37	0	303	340
Real estate:
Commercial real estate	2,317	382	4,341	7,040
Agricultural real estate	0	0	0	0
Consumer real estate	2,513	825	572	3,910
Consumer:
Installment	11	15	6	32

Totals	$4,878	$1,247	$5,253	$11,378

December 31, 2024	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$97	$0	$9	$106
Agricultural	202	9	0	211
Real estate:
Commercial real estate	374	11	3,327	3,712
Agricultural real estate	1,613	0	0	1,613
Consumer real estate	1,999	849	375	3,223
Consumer:
Installment	116	48	73	237

Totals	$4,401	$917	$3,784	$9,102

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

The following table represents collateral dependent loans. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31:

2025	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$261	$0	$0	$261
Agriculture	304	0	0	304
Commercial real estate	0	4,557	0	4,557
Agricultural real estate	0	1,135	0	1,135
Consumer real estate	100	832	0	932
Consumer other	0	0	13	13
Consumer vehicle	0	0	0	0

Totals	$665	$6,524	$13	$7,202

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31:

2024	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$324	$0	$0	$324
Agricultural	0	0	0	0
Commercial real estate	375	5,303	0	5,678
Agricultural real estate	0	142	0	142
Consumer real estate	0	1,040	0	1,040
Consumer other	0	0	0	0
Consumer vehicle	0	0	74	74

Totals	$699	$6,485	$74	$7,258

The Company had no loans modified to borrowers experiencing financial difficulty as of and during the year ended December 31, 2025 and 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(4)	Loans (continued):

The current fiscal year-to-date gross charge-offs by loan class and year of origination is presented in the following table:

December 31,	2025	2024	2023	2022	Prior	Revolving Loans	Total

Commercial and industrial	$0	$0	$3	$57	$0	$0	$60
Commercial real estate	0	0	0	0	173	0	173
Consumer Other	67	0	0	0	0	0	67
Consumer vehicle	0	0	3	0	0	0	3
Credit cards	0	1	0	0	5	0	6
Total current- period gross charge-offs	$67	$1	$6	$57	$178	$0	$309

The December 31, 2024 fiscal year-to-date gross charge-offs by loan class and year of origination is presented in the following table:

December 31,	2024	2023	2022	2021	Prior	Revolving Loans	Total

Commercial and industrial	$0	$22	$1	$0	$0	$0	$23
Commercial real estate	0	0	28	0	0	0	28
Consumer other	82	5	3	0	0	0	90
Consumer vehicle	0	0	0	0	0	0	0
Credit cards	0	1	1	3	18	0	23
Total current- period gross charge-offs	$82	$28	$33	$3	$18	$0	$164

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(5)	Servicing:

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.

Mortgage loans serviced for others as of December 31, 2025 and 2024 were approximately $473,453 and $487,578, respectively. Custodial escrow balances maintained in conjunction with serviced loans and included in cash and due from banks were approximately $3,432 and $3,152 at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, mortgage servicing rights, net of amortization, totaled approximately $585 and $790, respectively, and are carried as other assets. The fair value of mortgage servicing rights approximated $4,593 and $5,274 at December 31, 2025 and 2024, respectively. The mortgage servicing rights are applicable only to the Bank and evaluated and measured for impairment as a single class.

The following summarizes the activity pertaining to mortgage servicing rights, which is included in other assets, for the years ended December 31:

	2025	2024

Mortgage servicing rights:
Balance at beginning of year	$790	$1,237
Mortgage servicing rights new/capitalized	269	218
Mortgage servicing rights amortized	(474)	(665)

Balance at end of year	$585	$790

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(6)	Mortgage Banking Commitments:

The Company enters into commitments to fund residential mortgage loans (interest rate lock commitments, or IRLC) at specified times in the future, with the intention that these loans will be subsequently sold to third-party investors. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the interest rate lock. These mortgage loan commitments are considered to be derivatives. As of December 31, 2025 and 2024, the Company had approximately $20,814 and $16,121 respectively, in interest rate lock commitments outstanding.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. During 2025 and 2024, the Mortgage Banking Company used both “best efforts” and “mandatory delivery”, and the Bank used “mandatory delivery” forward loan sale commitments. To facilitate the hedging of the loans, the Company has elected the fair value option for loans held for sale. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of December 31, 2025.

As of December 31, 2025 and 2024, the aggregate fair value, contractual balance, and gain or loss were as follows:

	2025	2024
Aggregate fair value	$12,688	$9,010
Contractual balance	12,275	8,825

Gain	$413	$185

Changes in the fair value of loans held for sale, interest rate lock commitments and forward contracts are recorded in mortgage banking income in non-interest income.

Best efforts sale commitments are contracts to deliver certain mortgage loans to third-party investors at a specified date and price only if the underlying loan is funded. At December 31, 2025 and 2024, the Company had approximately $2,728 and $4,050 respectively, in best effort forward sale commitments outstanding.

Mandatory forward sale commitments are contracts to deliver a certain principal amount of mortgage loans to a third-party investor at a specified date and price. If the contractual amount of mortgages are not delivered, then a “pair-off fee” is assessed based on then-current market prices. At December 31, 2025 and 2024, the Company had approximately $30,401 and $19,814 respectively, in mandatory forward sale commitments outstanding.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(6)	Mortgage Banking Commitments (continued):

The following table provides the components of income from mortgage banking activities for the year ended December 31, 2025 and 2024:

	2025	2024

Gain on loans sold	$10,925	$10,290
Gain (loss) resulting from the change in fair value of loans held-for-sale	228	(245)
Gain (loss) resulting from the change in fair value of derivatives	164	(183)
Gain (loss) resulting from the change in forward contracts	(60)	62

Total	$11,257	$9,924

The fair value of mortgage banking derivatives reported as assets and included in other assets was approximately $352 and $188 at December 31, 2025 and 2024 respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

The Company also enters into over-the-counter contracts for the future delivery of mortgage-backed securities. These contracts are fair value hedges, which are also used to offset the interest rate risk related to granting interest rate locks. It is the Company’s practice not to deliver on these contracts for future delivery of mortgage-backed securities. Instead, these contracts are settled with a “pair-off” that is assessed based on then-current market prices. The notional amounts of these contracts were $60,500 and $31,000 as of December 31, 2025 and 2024 respectively. The fair value of these contracts included in other assets and liabilities was approximately $(61) and $62 as of December 31, 2025 and 2024 respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

The IRLCs and forward contracts are not designed as accounting hedges and are recorded at fair value with changes in fair value reflected in non-interest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in other liabilities in the consolidated balance sheets.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(6)	Mortgage Banking Commitments (continued):

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at December 31:

Asset Derivatives

	2025		2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:

IRLCs	$20,814	$352	$16,121	$188
Forward contracts	0	0	31,000	62

Liability Derivatives

	2025		2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Forward contracts	$60,500	$(60)	$0	$0

Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31:

Amount of (loss)/gain recognized in the twelve months ended:

	2025	2024

Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$164	$(183)
Forward contracts	(123)	(191)

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(7)	Bank Premises and Equipment:

The cost of bank premises and equipment and the total accumulated depreciation at December 31 is as follows:

	2025	2024

Land	$7,993	$7,993
Buildings and improvements	28,862	28,754
Furniture and equipment	7,556	7,254
	44,411	44,001
Less accumulated depreciation	(20,081)	(18,657)

	$24,330	$25,344

(8)	Foreclosed Assets:

Foreclosed assets consist of the following at December 31:

	2025	2024

Commercial real estate	$101	$920

Total	$101	$920

Residential real estate loans that are in the process of foreclosure totaled $125 and $221 at December 31, 2025, and 2024, respectively. Commercial real estate loans that are in the process of foreclosure totaled $436 and $611 at December 31, 2025 and 2024, respectively.

(9)	Income Taxes:

The following table reflects the allocations of federal and state income taxes between current and deferred portions for the years ended December 31:

	2025	2024
Current tax expense (benefit):
Federal	$3,430	$2,470
State	1,688	1,187
	5,118	3,657
Deferred tax expense:
Federal	(224)	(171)
State	(84)	(58)
	(308)	(229)

Provision for income tax	$4,810	$3,428

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(9)	Income Taxes (continued):

A reconciliation of the differences between the statutory federal income tax rate and the effective tax rates with the resulting dollar amounts for the years ending December 31 is shown in the following table:

	2025		2024
		% of		% of
	Dollar	Pretax	Dollar	Pretax
	Amount	Income	Amount	Income

Income tax at statutory rate	$3,879	21.0%	$2,910	21.0%
Effect of:
State taxes, net of federal benefit	1,267	6.9	892	6.4
Nontaxable items
Tax-exempt interest income	(333)	(1.8)	(331)	(2.4)
BOLI	(121)	(0.7)	(114)	(0.8)
Nondeductible items
TEFRA	101	0.5	61	0.4
Other	17	0.1	10	0.1

	$4,810	26.0%	$3,428	24.7%

State taxes in Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

The components of the net deferred tax assets included in other liabilities are as follows at December 31:

	2025	2024
Deferred tax assets:
Allowance for credit losses and warranty reserve	$4,512	$4,330
Unfunded commitment	259	278
Deferred compensation	1,637	1,605
Securities available-for-sale	2,433	4,068
Compensated absences and other	1,290	1,314
	10,131	11,595
Deferred tax liabilities:
Property and equipment	(2,578)	(2,657)
Mortgage servicing rights	(149)	(204)
Acquisition accounting differences	(270)	(277)
Other	(303)	(299)
	(3,300)	(3,437)

	$6,831	$8,158

At December 31, 2025, the Company does not have federal net operating loss carryforwards. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months, and there is no reserve for uncertain tax positions.

With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2022.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(10)	Employee Benefit Plans:

The Bank and Mortgage Banking Company sponsor a 401(k) profit-sharing plan, covering substantially all full-time employees who meet eligibility requirements. The Bank and Mortgage Banking Company make discretionary contributions as approved annually by their respective Boards of Directors. The total amounts contributed and charged to expense by the Company were approximately $2,351 and $1,680 for the years ended December 31, 2025 and 2024, respectively.

The Bank has deferred compensation agreements with certain officers and directors. The accrued benefits were approximately $5,804 and $5,692 at December 31, 2025 and 2024, respectively, and the related expense for the years then ended was $499 and $481, respectively. The Bank has purchased life insurance contracts to assist in providing for these liabilities. The Bank is the owner and beneficiary of the life insurance policies, which provide an aggregate death benefit of approximately $44,429 and $44,272 at December 31, 2025 and 2024, respectively. These policies had cash surrender values of approximately $20,844 and $20,269 at December 31, 2025 and 2024, respectively.

(11)	Commitments and Contingencies:

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

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31 is approximately as follows:

	2025	2024

Commitments to extend credit	$248,969	$218,871
Committed credit-card lines	7,030	6,387
Standby letters of credit	6,873	6,737
	$262,872	$231,995

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(11)	Commitments and Contingencies (continued):

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $20,814 at December 31, 2025, with the remainder at floating market rates. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, crops, livestock, property and equipment, residential real estate, and income-producing commercial properties. Credit-card commitments are unsecured.

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

(12)	Federal Home Loan Bank Advances and Other Borrowings:

Federal Home Loan Bank advances and letters of credit:

The Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 76% of the book value of the Bank’s 1-4 family real estate loans, 62% of the book value of the Bank’s revolving home equity lines of credit, 62% of the book value of the Bank’s 1-4 family second mortgages, 62% of the book value of the Bank’s secured farmland loans, 73% of the book value of the multi-family loans and the amount of the Bank’s securities pledged, and 72% of the commercial real estate first-lien loans. The total carrying value of the Bank’s assets pledged for FHLB advances was approximately $906,150 and $892,193 at December 31, 2025 and 2024, respectively. At December 31, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $474,820, based on collateral pledged. The Bank may, however, have to purchase additional FHLB stock to support future draws.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(12)	Federal Home Loan Bank Advances and Other Borrowings (continued):

Federal Home Loan Bank advances and letters of credit (continued):

Variable rate advances are due on demand and interest is payable monthly. Various advances were obtained from the FHLB with total outstanding balances of $0 at December 31, 2025 and 2024.

Fixed rate advances are due at the maturity date, with a prepayment penalty applying and interest payable monthly. Various advances were obtained from the FHLB with a total outstanding balance of $77,917 and various interest rates from 0.00% to 4.46% at December 31, 2025 and a total outstanding balance of $67,917, with various interest rates from 0.00% to 5.08% at December 31, 2024.

The Bank had four letters of credit totaling $66,045 at December 31, 2025, with maturity dates through May 2026.

Federal Reserve Bank Discount Window:

The Bank maintains an operating line of credit with the Federal Reserve Bank Discount Window that is secured by commercial and agricultural loans. As of December 31, 2025 and 2024, the balance owed on the line was $0. The Bank was eligible to borrow up to approximately $92,003 and $85,839, based on collateral of approximately $112,294 and $111,238 at December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of Federal Home Loan Bank advances are as follows:

2025

2026	$47,000
2027	22,917
2028	0
2029	0
2030	8,000
$77,917

Bankers’ Bank Borrowings:

During October 2024, Tri-County Financial Group entered into an operating line of credit with Bankers’ Bank for $10,000 at a variable interest rate based upon the Wall Street Journal Prime Rate, less 0.250 percentage points (6.75% and 7.50% prime interest rate at December 31, 2025 and 2024, respectively). The note is secured by 52,200 shares of the common stock of First State Bank, representing 100% of the issued and outstanding capital stock of the Bank and matures October 29, 2026. As of December 31, 2025 and 2024 the balance owed on the line was $0. There were no draws on the operating line of credit at any point during the years ended December 31, 2025 and 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(13)	Securities Sold Under Agreements to Repurchase:

The agreements to repurchase securities require the Company (seller) to repurchase identical securities as those that are sold. The securities underlying the agreements were under the Company’s control. Information about the repurchase agreements at December 31 follows:

2025
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,846
Mortgage-backed	7,234
Collateralized mortgage obligations (CMOs)	3,025

Total securities sold under agreements to repurchase	$23,105

2024
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,271
Mortgage-backed	5,304
Collateralized mortgage obligations (CMOs)	5,104

Total securities sold under agreements to repurchase	$22,679

The maximum amount of outstanding agreements at any month end during 2025 and 2024 totaled $32,965 and $31,640 respectively, and the monthly average of such agreements totaled $22,373 and $22,551 for 2025 and 2024 respectively.

(14)	Subordinated Debentures:

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(14)	Subordinated Debentures (continued):

At December 31, 2025 and 2024, subordinated debentures are as follows:

	2025		2024
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Subordinated debentures, due 2031 and 2026, respectively	$10,000	$141	$10,000	$166

Amortization of debt issuance costs recognized totaled $25 and $24 for the years ended December 31, 2025 and 2024, respectively. The remaining annual amortization expense is as follows:

2026	$24
2027	24
2028	24
2029	24
2030	24
Thereafter	21

Total	$141

(15)	Deposits:

At December 31, 2025, the scheduled maturities of time deposits are as follows:

2026	$435,163
2027	63,618
2028	10,274
2029	2,108
2030	382

Total	$511,545

Brokered certificates were $44,921 and $49,223 at December 31, 2025 and 2024 respectively.

The aggregate amounts of time deposits (including certificates of deposit) in denominations that exceed the FDIC insurance limit of $250 were approximately $145,358 and $131,874 as of December 31, 2025 and 2024 respectively.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(16)	Transactions with Related Parties:

Certain directors, executive officers, and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of approximately $6,426 and $7,494 at December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, total principal additions were $9,927 and total principal payments were $10,995. Changes in related party composition during the year totaled an increase of $0.

Deposit accounts with related parties totaled approximately $4,659 and $6,272 at December 31, 2025 and 2024, respectively.

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

(17)	Stock-Compensation Plans:

The Company has a stock-option plan, which provides for grants of incentive stock options to employees and non-qualified stock options to non-employee directors whereby shares of common stock are made available for purchase. The maximum number of shares available for issuance under the Plan is 10.0% of the total shares of stock outstanding at any time. The Company has a policy of using previously authorized, but unissued shares of common stock to satisfy stock option exercises. Currently, the Company has a sufficient number of authorized common shares to satisfy expected stock option exercises.

Under the agreements, the exercise price of each option equals the market price of the Company’s stock on the grant date. The maximum term of each option is ten years. The options vest on the third anniversary of the grant date.

For the years ended December 31, 2025 and 2024, the Company recognized approximately $160 and $161 in compensation expense for stock options, respectively. The total income tax benefit recognized was $8 for the years ended December 31, 2025 and 2024.

As of December 31, 2025, stock-based compensation expense, net of anticipated tax effects, not yet recognized totaled $0.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(17)	Stock-Compensation Plans (continued):

No options were granted in 2025 or 2024.

The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $85 and $234, respectively.

The following table summarizes the activity of options granted, exercised or forfeited for the year ended December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2025	Price	Term	Value

Shares under option, beginning of year	161,495	$40.83	6.02	$891
Granted during the year	0	0
Forfeited and canceled during the year	(2,880)	44.71
Exercised during the year	(5,745)	32.31		85

Shares under option, end of year	152,870	$41.08	5.09	$1,227

Options exercisable, end of year	152,870	$41.08	5.09	$1,227

The following table summarizes the activity for non-vested options for the year ended December 31, 2025:

		Weighted
		Average
	Number of	Market Value
	Options	at Grant

Non-vested options, December 31, 2024	66,000	$47.50
Granted during the year	0	0
Vested during the year	(63,120)	47.50
Forfeited or expired during the year	(2,880)	44.71

Non-vested options, December 31, 2025	0	$47.50

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(17)	Stock-Compensation Plans (continued):

The following table summarizes information about stock options outstanding at December 31, 2025:

	Number		Number
	Outstanding	Remaining	Exercisable
Exercise Price	At December 31, 2025	Contractual Life	At December 31, 2025

$26.00	20,920	1	20,920
$42.20	27,350	3	27,350
$34.00	28,700	5	28,700
$47.50	75,900	7	75,900
	152,870		152,870

(18)	Minimum Capital Requirements:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes, as of December 31, 2025 and 2024, the Bank met all capital-adequacy requirements to which they are subject.

As of December 31, 2025, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2025 that management believes have changed this categorization.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(18)	Minimum Capital Requirements (continued):

The actual capital amounts and ratios for the Bank are also presented in the following table as of December 31, 2025 and December 31, 2024:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2025:

Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$164,600	13.8%	$	> 53,867	>4.5%	$	> 77,808	>6.5%
Total Capital (to Risk-Weighted Assets) Bank	$178,511	14.9%	$	> 95,763	>8.0%	$	> 119,704	>10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$164,600	13.8%	$	> 71,823	>6.0%	$	> 95,763	>8.0%
Tier-I Capital (To Average Assets) Bank	$164,600	10.5%	$	> 62,632	>4.0%	$	>78,290	>5.0%
As of December 31, 2024:
Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$155,252	13.4%	$	> 52,170	>4.5%	$	> 75,357	>6.5%
Total Capital (to Risk-Weighted Assets) Bank	$167,534	14.5%	$	> 92,747	>8.0%	$	> 115,934	>10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$155,252	13.4%	$	> 69,560	>6.0%	$	>92,747	>8.0%
Tier-I Capital (To Average Assets) Bank	$155,252	10.3%	$	> 60,519	>4.0%	$	>75,648	>5.0%

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(18)	Minimum Capital Requirements (continued):

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

The Mortgage Banking Company’s actual adjusted capital amounts and the minimum amounts required for capital adequacy purposed in accordance with the guidelines as required by the U.S. Department of Housing and Urban Development (HUD) for Non-Supervised Mortgagees as of December 31 are as follows:

	Actual Adjusted Capital	Minimum Capital Requirements

As of December 31, 2025:
HUD	$8,766	$1,019
As of December 31, 2024:
HUD	$10,234	$1,013

(19)	Intangible Assets:

The following is a summary of intangible assets at December 31:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subject to amortization -
Core deposit intangible	$900	$818	$900	$796
Customer list	349	349	349	349
Total	$1,249	$1,167	$1,249	$1,145

Goodwill is not subject to amortization and was $8,596 as of December 31, 2025 and 2024.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(19)	Intangible Assets (continued):

Amortization expense recognized on all amortizable intangibles totaled $22 and $23 for the years ended December 31, 2025 and 2024 respectively. The remaining annual amortization expense is as follows:

2026	$21
2027	20
2028	19
2029	18
2030	4
Thereafter	0

Total	$82

(20)	Earnings Per Common Share:

For the years ended December 31 earnings per common share have been computed based on the following:

	2025	2024

Net income	$13,663	$10,429

Income available to common stockholders	$13,663	$10,429

Average number of common shares outstanding used to calculate basic earnings per common share	2,383,976	2,412,573

Effect of dilutive securities:
Stock options	26,354	26,182

Average number of common shares outstanding used to calculate diluted earnings per common share	2,410,330	2,438,755

Stock options for 0 and 78,800 shares of the Company’s common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2025, and 2024 respectively, because they were anti-dilutive.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(21)	Fair Value Measurements:

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

Collateral-dependent impaired loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification. Non-real estate collateral may be valued using an appraisal, net book value of the borrower’s financial statements or aging reports, adjusted or discounted based on management’s expertise and knowledge of the borrower and borrower’s business. Fair value measurements prepared internally are based on management’s comparisons to sales of comparable assets but include significant unobservable data and are therefore considered Level 3 measurements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(21)	Fair Value Measurements (continued):

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

The following table presents the Company’s approximate fair value hierarchy for assets measured at fair value as of December 31:

2025
	Fair Value Measurements at Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets:
Debt securities available for sale	$154,207	$17,485	$136,722
Mortgage loans held for sale	$12,688		$12,688
Derivative assets	$352		$352
Liabilities:
Forward contracts	$60		$60

Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$6,153			$6,153
Foreclosed assets	$101			$101

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(21)	Fair Value Measurements (continued):

2024
	Fair Value Measurements at Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:
Assets:
Debt securities available for sale	$143,735	$24,598	$119,137
Mortgage loans held for sale	$9,011		$9,011
Derivative assets	$188		$188
Forward contracts	$62		$62

Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$6,460			$6,460
Foreclosed assets	$920			$920

Collateral-dependent impaired loans, which are measured for impairment using the fair value of collateral, had approximate carrying values of $7,202 and $7,258 with specific reserves of approximately $1,049 and $798 as of December 31, 2025 and 2024, respectively. Losses of $0 were recognized in December 31, 2025 and 2024.

Foreclosed assets which are measured at the lower of carrying or fair value less costs to sell, had an approximate carrying amount of $101 and $920 which is comprised of the outstanding balance of approximately $101 and $920, net of an allowance for losses of $0 as of December 31, 2025 and 2024. Losses of $0 were recognized in December 31, 2025 and 2024.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31:

2025
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans, net of specific reserves	$3,237	Sales comparison approach	Appraised values	31.1%

Foreclosed assets	$101	Sales comparison approach	Appraised values	52.6%

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(21)	Fair Value Measurements (continued):

	2024
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans, net of specific reserves	$2,039	Sales comparison approach	Appraised values	56.1%

Foreclosed assets	$920	Sales comparison approach	Appraised values	52.6%

There were no transfers between Level 1 and Level 2 during 2025 or 2024.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2025
	Fair Value Measurements at Reporting Date Using
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$49,639	$49,639			$49,639
Securities available for sale	154,207	17,485	136,722		154,207
Federal Home Loan Bank stock	3,572			3,572	3,572
Mortgage loans held for sale	12,688		12,688		12,688
Loans, net	1,300,302			1,283,910	1,283,910
Accrued interest receivable	8,222	8,222			8,222
Mortgage servicing rights	585		4,593		4,593
Derivative assets	352		352		352

Financial liabilities:
Deposits	$1,303,923	$891,827		$412,629	$1,304,456
FHLB advances and other borrowings	77,917			77,917	77,917
Securities sold under agreements to repurchase	23,105	23,105			23,105
Accrued interest payable	2,648	2,648			2,648
Forward commitments	61		61		61

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(21)	Fair Value Measurements (continued):

2024
	Fair Value Measurements at Reporting Date Using
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$44,976	$44,976			$44,976
Securities available for sale	143,735	24,598	119,137		143,735
Federal Home Loan Bank stock	3,420			3,420	3,420
Mortgage loans held for sale	9,011		9,011		9,011
Loans, net	1,261,965			1,219,281	1,219,281
Accrued interest receivable	7,474	7,474			7,474
Mortgage servicing rights	790		5,274		5,274
Derivative assets	188		188		188
Forward commitments	62		62		62

Financial liabilities:
Deposits	$1,273,296	$865,392		$408,560	$1,273,952
FHLB advances and other borrowings	67,917			67,917	67,917
Securities sold under agreements to repurchase	22,679	22,679			22,679
Accrued interest payable	2,899	2,899			2,899

(22)	Leases:

Lessee Arrangements

The Mortgage Banking Company leases its facilities under operating leases in Bloomington, IL; Pekin, IL; Champaign, IL; Oakbrook Terrace, IL; and Sussex, WI. The Bank leases facilities in Geneva, IL and Champaign, IL. The Company enters into leases in the normal course of business primarily for mortgage servicing centers, information technology equipment, and land for ATMs and parking lots. The Company’s leases have remaining terms ranging from one to three years, some of which include renewal or termination options to extend the lease for up to five years.

The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s balance sheet.

Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(22)	Leases (continued):

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.

Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications as of December 31 are as follows:

	Balance Sheet Classification
	2025	2024
Right-of-use assets:
Operating leases Other assets
Lease liabilities:	$1,014	$842
Operating leases Accrued interest payable and other liabilities	$1,013	$842

The total consolidated lease expense was approximately $490 and $573 for the years ended December 31, 2025 and 2024, respectively. The expense paid is the same as the amount paid.

Lease Obligations

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

2026	$435
2027	391
2028	219
2029	0
2030	0

Total undiscounted lease payments	$1,045
Less: imputed interest	(32)

Net lease liabilities	$1,013

Supplemental Lease Information

	2025	2024
Operating lease weighted average remaining lease term (years)	2.52 years	3.20 years
Operating lease weighted average discount rate	2.79%	2.02%

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(23)	Revenue from Contracts with Customers:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the twelve months ended December 31, 2025. Items outside the scope of ASC 606 are noted as such.

	2025	2024
Non-interest income
Trust department income	$242	$268
Customer-service fees
Overdraft fees	980	918
Other	326	326
Mortgage banking (1)	11,257	9,924
Insurance services	1,752	1,406
Other (2)	2,677	2,790
	$17,234	$15,632

(1)	Not within the scope of ASC 606

(2)	The Other category includes ATM fees, wire transfer fees, safe deposit rentals and check order fees and gain/loss on sale of OREO, totaling $1,934 and $2,083 for 2025 and 2024, respectively, which is within the scope of ASC 606; the remaining balance of $743 and $707 for 2025 and 2024, respectively, represents loan & collection income, life insurance income, and gain on sale, which is outside the scope of ASC 606.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(23)	Revenue from Contracts with Customers (continued):

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

(24)	Segments:

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(24)	Segments (continued):

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

The Company’s chief operating decision maker is comprised of the Chief Executive Officer of the Company, the Chief Executive Officer of First State Bank, and Chief Executive Officer/Chief Operating Officer of First State Mortgage. The individuals consider net interest income, non-interest income, and budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.

Selected financial information by business segment is as follows for the year ended December 31, 2025:

2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$49,854	$291	$(49)	$50,096
Recovery of credit loss expense	659	0	0	659
Mortgage banking revenues	1,259	9,914	84	11,257
All other non-interest income	5,605	0	372	5,977
Non-interest expenses	36,610	11,751	(163)	48,198
Income (loss) before income tax expense	19,449	(1,546)	570	18,473
Income tax expense (benefit)	5,239	(429)	0	4,810
Net income (loss)	14,210	(1,117)	570	13,663

Selected financial information by business segment is as follows for the year ended December 31, 2024:

2024	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$42,618	$337	$(47)	$42,908
Recovery of credit loss expense	(1,284)	0	0	(1,284)
Mortgage banking revenues	974	8,869	81	9,924
All other non-interest income	5,708	0	0	5,708
Non-interest expenses	34,437	11,686	(156)	45,967
Income (loss) before income tax expense	16,459	(2,480)	(122)	13,857
Income tax expense (benefit)	4,137	(709)	0	3,428
Net income (loss)	12,322	(1,771)	(122)	10,429

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(25)	Condensed Financial Information (Parent Company Only):

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company as of and for the years ended December 31, 2025 and 2024:

Condensed Balance Sheets	2025	2024

Assets:
Cash and cash equivalents	$768	$1,685
Investments in subsidiary	165,184	150,955
Premises and equipment, net	1,317	1,317
Other assets	1,112	504
Total assets	$168,381	$154,461

Liabilities:
Dividends payable	$607	$611
Accrued interest and other liabilities	144	822
Subordinated debt, net	9,859	9,834
Total liabilities	10,610	11,267
Stockholders’ Equity	157,771	143,194

Total liabilities and stockholders’ equity	$168,381	$154,461

Condensed Statements of Income and Comprehensive Income	2025	2024

Income
Total income	$0	$0

Expense:
Other expenses	$1,945	$1,189
Total expense	1,945	1,189
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(1,945)	(1,189)
Benefit for Income Taxes	(555)	(339)
Loss Before Equity in Undistributed Income of Subsidiary	(1,390)	(850)
Equity in Undistributed Income of Subsidiary	15,053	11,279
Net Income	$13,663	$10,429
Comprehensive Income	$17,765	$10,373

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(000s omitted except share data)

(Continued)

(25)	Condensed Financial Information (Parent Company Only):

Condensed Statements of Cash Flows	2025	2024

Cash flows from operating activities:
Net income	$13,663	$10,429
Items not requiring (providing) cash
Amortization of debt issuance costs	25	24
Stock-based compensation expense	160	161
Net change in other liabilities	(682)	(157)
Net change in other assets	(608)	556
Equity in undistributed earnings from subsidiary	(15,053)	(11,279)
Net cash used in operating activities	(2,495)	(266)

Cash flows from financing activities:
Dividends received from subsidiary	2,543	2,252
Purchases of common stock	(1,151)	(1,915)
Proceeds from stock options	186	482
Net cash used in financing activities	1,578	819
Net Change in Cash and Cash Equivalents	(917)	553
Cash and Cash Equivalents at Beginning of Year	1,685	1,132
Cash and Cash Equivalents at End of Year	$768	$1,685

26)	Subsequent events:

The Company has evaluated subsequent events for recognition and disclosure through March 6, 2026, which is the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) promulgated under the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting, in accordance with the Sarbanes-Oxley Act of 2002 because the Company is not an accelerated filer or a large accelerated filer. As a result, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors currently consists of nine members. Our certificate of incorporation provides that our board is authorized to have not less than nine nor more than 15 directors. The number of directors may be changed only by resolution of our board within the range set forth in our certificate of incorporation. We have a classified board of directors, with each director elected to serve a three-year term.

The following table sets forth information as of March 4, 2026 regarding the members of our board of directors. Ages are given as of March 4, 2026 and the expiration year is when the director’s current term will expire at that year’s annual meeting of stockholders.

Name	Age	Position	Director Since	Expiration Year
Spencer T. Cohn	38	Director	2023	2027
Matthew P. Faber	43	Director	2018	2028
John Holland III	52	Director	2020	2027
Timothy J. McConville(1)	70	Retired Director, President and Chief Executive Officer of the Company	1991	2026
Kenneth D. Otterbach	61	Vice Chairman of the Board	2004	2028
Thomas K. Prescott	65	Chairman of the Board	2005	2027
Kirk L. Ross	59	Director, President and Chief Executive Officer	2024	2028
Julie Setchell	68	Director	2005	2027
Kathleen Stevenson	46	Director	2019	2026
Goodwin W. Toraason	73	Director	1995	2026

(1)	Mr. McConville retired on October 28, 2025.

The following is a brief discussion of the business and banking background and experience of each of our directors for at least the past five years. The biographies contain information regarding the person’s experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director. No director has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers.

Spencer T. Cohn. Mr. Cohn is a director of Castle Creek Capital, which he joined in 2014. Mr. Cohn serves on our board under an agreement that we made with Castle Creek Capital Partners VI, LP. Castle Creek Capital Partners VI, LP has the right to designate a representative to serve on our board for so long as Castle Creek Capital Partners VI, LP beneficially owns at least 4.9% of our common stock then outstanding. Castle Creek Capital is an asset management firm focused on the community banking industry. Located in San Diego, California and Dallas, Texas, Castle Creek Capital has been an investor in community banking since the firm’s inception in 1990.

Mr. Cohn is a director of Bancorp 34, Inc. and subsidiary Southwest Heritage Bank, each headquartered in Scottsdale, Arizona, since January 27, 2023. Mr. Cohn is a director of Lincoln Bancorp and subsidiary Lincoln Savings Bank, each of Reinbeck, Iowa, since August 2022. Mr. Cohn has been a director at CNB Bank Shares, Inc., headquartered in Carlinville, Illinois, since January 2022. Previous board experience includes director service with Aquesta Financial Holdings, Inc. and subsidiary Aquesta Bank, each of Cornelius, North Carolina, from 2019 to October 1, 2021, and Citizens Bancshares Company, Kansas City, Missouri, and its subsidiary Citizens Bank & Trust from 2019 through January 1, 2023.

Prior to joining Castle Creek Capital, Mr. Cohn worked at Keefe, Bruyette & Woods as an investment banking associate in the Financial Institutions Group where he concentrated on mergers and acquisitions and capital markets transactions. Since April 2019, Mr. Cohn is a Director of the Cystic Fibrosis Foundation (San Diego Chapter) and serves as Co-Chair of the Cystic Fibrosis Foundation’s Tomorrow’s Leaders program (San Diego Chapter). In addition to his charitable involvement, Mr. Cohn is a Senior Mentor and Resume Reviewer for Wall Street Oasis. Mr. Cohn holds dual Bachelor of Science degrees in Finance and Accountancy from The University of Illinois and is both a graduate and Capstone Advisor of the ABA Stonier Graduate School of Banking at The Wharton School at the University of Pennsylvania.

Matthew P. Faber. Mr. Faber is a sixth generation farmer who began operating alongside his father in 2006. He took over the farm management in 2018. He graduated from Illinois State University in 2005 with a Bachelor of Science Degree where he majored in Business Administration and minored in Agriculture. He has been involved in many community outreach clubs and projects, previously served as president of the Mendota Optimist Club and is currently a member of the Mendota Lions Club.

John Holland III. Mr. Holland is currently the Corporate Controller at HCC, Inc., a manufacturing firm specializing in agricultural equipment, with 24 years of experience in various industries including manufacturing and services. Mr. Holland also serves as Treasurer for the Mendota Golf Club and Alderman on the Mendota, Illinois city council. He is a United States Air Force veteran with 9 years of service.

Timothy J. McConville. Mr. McConville was the former Chief Executive Officer of Tri-County Financial Group, Inc., a role which he had held since 2024. On October 28, 2025, Mr. McConville retired as Chief Executive Officer and as a director of the Company. Prior to his current position, Mr. McConville served as the Chief Executive Officer and President of First State Bank from 1994 to 2024. Mr. McConville began his banking career in 1978 after graduating from Illinois State University, where he majored in Agri-Business. He worked in the loan department until he became President of First State Bank in 1994. He retired from that position in 2024.

Kenneth D. Otterbach. Ken Otterbach is a lifelong farmer in the Mendota area. He also owns and operates an excavating business based in Mendota that specializes in excavation, demolition, and trucking. He has been a director since 2004 and is currently Vice Chairman of the Board.

Thomas K. Prescott. Mr. Prescott is the President and Dealer Principal of Prescott Brothers Inc., a Chrysler Dodge Jeep Ram dealership in Mendota, Illinois, and Prescott Brothers Ford Inc., a Ford dealership in Rochelle Illinois. Mr. Prescott has served as a Dealer Council Member of the Stellantis Midwest Business Center since 2019. From 1998 to 2008, he served as a member Chrysler Jeep Dealer Advertising Board and from 1998 to 2002 he served on the Board of the Mendota Chamber of Commerce.

Kirk L. Ross. Mr. Ross began his banking career in 1989 and has worked for First State Bank since 1994 with his primary responsibilities in the commercial lending area. He served as Executive Vice President prior to being named Chief Executive Officer and President of First State Bank in 2024. Mr. Ross was named Chief Executive Officer and President of Tri-County Financial Group, Inc. and First State Bank in October 2025 after Mr. McConville’s retirement. Mr. Ross is a graduate of the University of Illinois with a bachelor’s degree in Agricultural Economics.

Julie Setchell. Ms. Setchell began her career in 1979 as a self-employed business owner with the acquisition of a retail clothing business. Through dedication, hard work and commitment, she and her husband successfully expanded their business to additional locations. Ms. Setchell has been involved in the Mendota Chamber of Commerce and has served on its Board of Directors and as its President. Along with her retail experience, she has been involved in agriculture through the management of the family farm since 1983. Throughout her career, she has been responsible for all aspects of her business, including the purchasing of merchandise, marketing, accounts payable and receivable, payroll, human resources, tax preparation and ensuring full regulatory compliance.

Kathleen Stevenson. Ms. Stevenson is an attorney licensed to practice law in the State of Illinois since 2005 and State of Florida since 2004. Ms. Stevenson focuses her practice on real estate transactions, title searches, title work and real estate settlement services, estate planning and probate. She was born and grew up in the Mendota community and has relationships and familiarity with the community and surrounding communities.

Goodwin W. Toraason. Mr. Toraason began his career in 1976 and has worked at various Illinois community banks holding positions as Controller, Senior Lender, Executive Vice President, board member, and Community President. He joined First State Bank as Executive Vice President and Board member in 1994. Mr. Toraason retired from First State Bank in July 2022.

The board also appointed several former directors to serve as Director Emeritus to the full board of directors. The board believes that the Company benefits from having these individuals remain affiliated with the Company in an informal capacity so the board can use their knowledge and experience in business, banking and the community. Such individuals may attend board meetings upon the board’s invitation, but they are not entitled to vote on matters requiring the board’s approval.

Executive Officers

The following table sets forth certain information regarding our executive officers, including their names, ages and positions:

Name	Age	Position
Kirk L. Ross	59	President and Chief Executive Officer
Lana Eddy	45	Chief Financial Officer
Rene Shaffer	65	President and Chief Executive Officer of FSM

The business and banking background and experience of each of our executive officers, Mr. Ross, who also serves as a director of the Company and the Board, for at least the past five years is set forth below. No executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other executive officer or any of our current directors. There are no arrangements or understandings between any of the officers and any other person pursuant to which he or she was selected as an officer.

Lana Eddy. Ms. Eddy began her career in public accounting in 2004, specializing in audits of financial institutions, credit unions, and healthcare facilities. In 2015, she joined a local community bank, which was later acquired by First State Bank. She joined First State Bank in 2019 and held positions as Assistant Controller and Controller before becoming Chief Financial Officer in 2021.

Rene Shaffer. Ms. Shaffer began her banking career in November 1986 as a Mortgage Banking Officer. Over the years, she held various roles at a community bank, gaining extensive experience in the industry. In 2007, Rene joined First State Mortgage as an Account Executive and subsequently progressed through several key positions within the company. In 2015, she was appointed President and Chief Executive Officer of FSM, a role she continues to hold today.

Director Independence

Because shares of our stock are not listed on a national securities exchange, such as Nasdaq or NYSE, we are not subject to many of the independence requirements that other “public” companies are required to meet. The OTCQX does not impose the same requirements regarding many of the corporate governance items.

In applying these standards, and based on information provided by each director concerning his background, employment and affiliations, our board of directors has affirmatively determined that, with the exception of Messrs. McConville and Ross, each of our current directors is an “outside” director and “independent of management”, as defined under the FDICIA and as under the OTCQX rules. The board determined that Messrs. McConville and Ross do not qualify because of their roles as executive officers of either the Company or the Bank.

Board Committees

The standing committees of our board of directors consist of an Audit Committee and an Executive Committee.

Audit Committee. Mr. Faber, Mr. Otterbach, Mr. Holland, Ms. Stevenson, Ms. Setchell, Mr. Prescott and Mr. Cohn, serve on our audit committee. Our audit committee is composed solely of members who satisfy the applicable independence, financial literacy and other requirements of the FDIC, which requires that our audit committee be made up of “outside” directors who are independent from management. The board has determined that each member of our audit committee meets the requirements for the service on the committee.

Our Audit Committee is generally responsible for the following duties and responsibilities:

●	determining the adequacy and effectiveness of the systems of internal controls;

●	determining the adequacy and effectiveness of internal control over financial reporting as required by the FDIC Improvement Act;

●	reviewing the reliability and integrity of financial information, as well as the means needed to identify, measure, classify, and report such information;

●	evaluating the means of safeguarding assets, including a review of procedures and controls and verification of a selection of assets;

●	reviewing existing operations and procedures to ascertain compliance with bank policies, laws, and regulations;

●	observing and evaluating the use of resources in meeting objectives, goals, and standards of the board of directors and management;

●	assisting external auditors as necessary;

●	communicating the results of the internal audits to appropriate levels of management and the board of directors;

●	participating in the planning stages of new policies, procedures, and control systems for new product offerings and for new laws and regulations affecting operations to offer input on strengthening control and compliance factors;

●	maintaining a Whistleblower Policy to encourage and administrate appropriate claims made thereunder; and

●	performing testing in the end stage of new policy and procedure implementation to help ensure that goals and objectives are met and that compliance with laws and regulations is achieved.

Executive Committee. Mr. Ross, Mr. Otterbach, Mr. Prescott and Mr. Holland serve on our Executive Committee, which also serves as the Nominating and Governance Committee and the Compensation Committee. Mr. McConville served on the Executive Committee until his retirement. The Executive Committee currently consists of the president, the chairman of the board and two other directors appointed by the chairman of the board and ratified by the board at the first regularly scheduled meeting following the annual meeting of the stockholders. In decisions regarding compensation, no member of the Executive Committee participates in the decision making process of his or her own compensation.

Board Oversight of Risk Management

Our board of directors believes that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face and, ultimately, our long-term corporate success. Our board of directors, both directly and through its committees, is responsible for overseeing our risk management processes, with each of the committees of our board of directors assuming a different and important role in overseeing the management of the risks we face.

Code of Ethics.

Our Code of Ethics applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is incorporated into our employee handbook. We hereby undertake to provide to any person, upon request, a copy of such code of ethics, without charge. A copy may be obtained by emailing any such request to Lana Eddy at leddy@firststatebank.biz or by calling (815) 538-2265.

Practices with Regard to Timing of Equity Awards

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments (“Options”). Accordingly, the Company has no specific policy or practice on the timing of awards of Options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of Options, the board of directors will evaluate the appropriate steps to take in relation to the foregoing.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit us to limit reporting of executive compensation to our principal executive officer and our two other most highly compensated executive officers, which are collectively referred to as our “named executive officers.”

Summary Compensation Table

The following table sets forth information concerning the compensation paid to, awarded to, or earned by our named executive officers for the fiscal years ended December 31, 2024 and 2025:

Name and Principal Position(s)	Year	Salary ($)		Bonus ($)(1)	All Other Compensation ($)(2)	Total ($)
Tim McConville	2025	170,769		—	148,644	319,413
Former President, Chief Executive Officer, and Director of the Company(4)	2024	352,547	(3)	—	182,887	535,434
Kirk Ross	2025	400,000		45,000	93,331	538,331
President and Chief Executive Officer of the Bank and Director of the Company	2024	350,000		20,000	86,064	456,064
Rene Shaffer	2025	322,652		57	16,133	338,842
President and Chief Executive Officer of First State Mortgage	2024	313,500		57	15,662	329,219
Lana Eddy Chief Financial Officer	2025	240,000		40,000	52,139	332,139

(1)	The amounts set forth in the “Bonus” column for 2024 and 2025 reflect annual discretionary cash bonuses paid to Mr. Ross and Ms. Eddy for each such year, and an annual birthday bonus paid to Ms. Shaffer.
(2)	The amounts set forth in the “All Other Compensation” column for 2025 are summarized below:

Description		Tim McConville	Kirk Ross	Rene Shaffer	Lana Eddy
Country Club Dues	($)	—	1,140	—	—
Imputed Income Attributable to Life Insurance	($)	—	3,910	—	1,236
Personal Use of Company Automobile	($)	—	3,659	—	—
Employer 401(k) Profit Sharing Contribution	($)	8,444	17,922	—	11,818
Employer 401(k) Matching Contribution	($)	—	17,500	16,133	12,885
Tri-County Financial Group Board Fees	($)	40,200	49,200	—	26,200
Salary Continuation Plan Payments	($)	100,000	—	—	—
Total	($)	148,644	93,331	16,133	52,139

(3)	This amount includes $136,298 of accrued but unused sick time that was paid out to Mr. McConville upon his retirement from his position as President and Chief Executive Officer of the Bank on January 10, 2024.
(4)	On October 28, 2025, Mr. McConville tendered his resignation and retired as President and Chief Executive Officer of the Company.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning the unexercised options held by each of our named executive officers as of December 31, 2025:

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tim McConville	12/01/22	6,000	—	47.50	01/10/2027
	12/01/20	3,200	—	34.00	01/10/2027
	12/01/18	3,600	—	42.20	01/10/2027
	12/01/16	4,500	—	26.00	12/01/2026
Kirk Ross	12/01/22	4,000	—	47.50	12/01/2032
	12/01/20	1,050	—	34.00	12/01/2030
	12/01/18	1,200	—	42.20	12/01/2028
	12/01/16	1,500	—	26.00	12/01/2026
Rene Shaffer	—	—	—	—	—
Lana Eddy	12/01/22	3,000	—	47.50	12/01/2032
	12/01/20	250	—	34.00	12/01/2030

(1)	Each option award vests in its entirety on the third anniversary of the date listed in the respective “Grant Date” column.

Our Executive Compensation Program

Our executive compensation program is designed to achieve the following objectives:

●	attract and retain the highly qualified executives needed to achieve our goals and to maintain a stable executive management group; and

●	drive performance relative to our financial goals, balancing short-term and intermediate operational objectives with long-term strategic goals.

Our total compensation package is designed to align our executives’ interests with those of our shareholders and does not promote or reward taking excessive risk to generate individual executive gains while creating higher financial and market risk for us.

Option Plan

We have historically provided equity-based incentives through the Tri-County Financial Group, Inc. Stock Option Plan, as amended from time to time (the “Option Plan”). The purpose of the Option Plan is to focus our directors, executive officers and employees on long-term strategic goals and the creation of shareholder value.

Pursuant to the Option Plan, the Board of Directors of the Company is allowed to grant stock option awards to eligible persons. Awards vest, become exercisable and contain such other terms and conditions as determined by our Board of Directors and set forth in individual agreements with the individuals receiving the awards. The plan enables our Board of Directors to set specific performance criteria that must be met before an award vests under the plan. Upon a change in control of the Company, all option awards under the Option Plan become fully exercisable. The Option Plan allows for the acceleration of option award vesting at the discretion of our Board of Directors. Upon certain terminations of employment, participants will have a period of time to exercise their vested options in accordance with the terms of the Option Plan and their applicable award agreements. Up to 239,699 shares of common stock may be issued under the Option Plan.

Employment Agreements

The Company has entered into employment agreements with Mr. Ross and Ms. Eddy and has not entered into an employment agreement with Ms. Shaffer. Each employment agreement generally describes the position and duties of each named executive officer; provides for a specified term of employment; describes base salary, bonus opportunity and other benefits to which the executive officer is entitled; and sets forth the duties and obligations of each party in the event of a termination of employment in connection with a change in control.

Mr. Ross. We entered into that certain Amended and Restated Employment Agreement, dated as of December 29, 2025, by and between the Company, the Bank and Mr. Ross (the “Ross Employment Agreement”), setting forth his positions at the both the Company and the Bank. Effective January 1, 2026, the Ross Employment Agreement provides that Mr. Ross will serve as the President and Chief Executive Officer of the Company and the Bank for an initial term of two years, with an automatic extension for an additional one-day period for each day that passes during the term, so that the term will always be two years. The Ross Employment Agreement also provides for an annual base salary, subject to annual review and increase in accordance with the Company’s established management compensation policies and practices, and eligibility to receive a discretionary annual performance bonus. Under the Ross Employment Agreement, Mr. Ross is eligible to participate in benefit plans generally available to similarly situated employees. In the event Mr. Ross’ employment is terminated without cause or for good reason, excluding a termination due to death or disability, and subject to Mr. Ross’ execution of an effective release of claims, he will be entitled to a lump sum payment equal to 200% of his base salary. The Ross Employment Agreement includes a 280G cutback.

Ms. Eddy. We entered into that certain Amended and Restated Employment Agreement, dated as of December 29, 2025, by and between the Bank and Ms. Eddy (the “Eddy Employment Agreement”). Effective January 1, 2026, the Eddy Employment Agreement provides that Ms. Eddy will continue to serve as the Chief Financial Officer and Cashier of the Bank for an initial term of two years, with an automatic extension for an additional one-day period for each day that passes during the term, so that the term will always be two years. The Eddy Employment Agreement also provides for an annual base salary, subject to annual review and increase in accordance with the Bank’s established management compensation policies and practices, and eligibility to receive a discretionary annual performance bonus. Under the Eddy Employment Agreement, Ms. Eddy is eligible to participate in benefit plans generally available to similarly situated employees. In the event Ms. Eddy’s employment is terminated without cause or for good reason, excluding a termination due to death or disability, and subject to Ms. Eddy’s execution of an effective release of claims, she will be entitled to a lump sum payment equal to 200% of her base salary. The Eddy Employment Agreement includes a 280G cutback.

Mr. McConville. Our employment agreement with Mr. McConville was entered into in December 2017 and provides that Mr. McConville will serve as the President and Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank, with an initial term of two years and automatic one-year extensions on each anniversary of the effective date, unless either party provides 30 days’ prior written notice of non-extension. The agreement also provides for a base salary, subject to annual review and increase in accordance with the Company’s established management compensation policies and practices, and eligibility to receive a discretionary annual performance bonus. Under the agreement, Mr. McConville is eligible to participate in benefit plans generally available to similarly situated employees. In the event Mr. McConville’s employment is terminated within one year following a change in control or Mr. McConville terminates his employment within 180 days following a change in control, he will be entitled to a payment equal to 200% of the sum of his salary plus the average of his bonus payments for the prior three years. In this instance, Mr. McConville and his immediate family will also be entitled to health insurance coverage at employee rates for a period following his termination, subject to the terms of his employment agreement. Mr. McConville’s agreement includes a 280G cutback. In January 2024, Mr. McConville voluntarily retired as the Bank’s President and Chief Executive Officer. Mr. McConville continued to serve as the Company’s President and Chief Executive Officer on a part-time basis. On October 28, 2025, Mr. McConville tendered his resignation and retirement as President and Chief Executive Officer of the Company and as a director of both the Company and First State Bank.

Other Compensation Arrangements

Salary Continuation Agreements. We have entered into salary continuation agreements with certain executives, including Messrs. McConville, Eddy, and Ross. Upon a separation of service after attaining age 65, each of Messrs. McConville and Ross are entitled to receive an annual benefit of $100,000, payable in equal monthly installments for 15 years following such separation from service. Ms. Eddy is entitled to receive an annual benefit of $50,000, payable in equal monthly installments for 15 years following such separation from service. Upon a separation from service, other than due to a termination for cause, death, or disability, prior to attaining age 65, each of Messrs. McConville, Ross, and Eddy are entitled to a reduced annual benefit. Additionally, upon a termination due to disability or prior to attaining age 65 and within 24 months of a change in control, Messrs. McConville, Ross, and Eddy would be entitled to a reduced annual benefit. Any payment under the salary continuation agreements made in connection with a change in control are subject to a Section 280G cutback. Following Mr. McConville’s voluntary retirement as President and Chief Executive Officer of the Bank, he began receiving his full annual benefit under his salary continuation agreement.

First State Bank 401(k) Profit Sharing Plan. The First State Bank 401(k) Profit Sharing Plan (the “401(k) Plan”) is designed to provide retirement benefits to all eligible full-time and part-time employees of the Bank and Tri-County Insurance Services, Inc. d/b/a First State Insurance who have attained age 21 and completed at least one year of service. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Named executive officers may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer a portion of their compensation to the 401(k) Plan up to the applicable statutory limit. We currently match 100% of employee deferrals on the first 5% of employee compensation. The Company has the authority to make an annual discretionary profit-sharing contribution to the 401(k) Plan and made such contributions in 2025. All participant deferrals and employer contributions to the 401(k) Plan are immediately fully vested. Participants may direct the investment of their entire 401(k) Plan account balances.

Health & Welfare Benefits. Our named executive officers are generally eligible to participate in our standard health and welfare benefits program, which offers medical, dental, vision, life, accident, and disability insurance, on the same basis as our other part-time and full-time employees. In addition, Mr. Ross is eligible for a $250,000 supplemental life insurance benefit beyond the $550,000 maximum group term life insurance benefit available to our full-time employees and Ms. Eddy is eligible for a $194,000 supplemental life insurance benefit beyond the $550,000 maximum group term life insurance benefit available to our full-time employees. Except for Mr. Ross’ and Ms. Eddy’s supplemental life insurance benefits, we do not provide our named executive officers with any health and welfare benefits that are not generally available to our other employees.

Perquisites. We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain highly qualified executives. Perquisites are awarded or adjusted on an individual basis. For 2024 and 2025, Messrs. McConville and Ross were allowed the personal use of a Company automobile, and we paid for country club dues for Mr. Ross.

Board Fees. Messrs. McConville, Ross, and Eddy received fees for their service on our board of directors in 2025, as discussed further below under the “Director Compensation” heading.

Director Compensation

Overview. The following table sets forth information regarding the compensation we paid to the non-employee directors who served on our Board of Directors during 2025:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)	Total ($)
Matt Faber	49,200	—	49,200
Goodwin Toraason	46,400	—	46,400
Ken Otterbach	46,800	4,394	51,194
John Holland	47,200	—	47,200
Spencer Cohn	32,400	—	32,400
Julie Setchell	48,000	3,315	51,315
Kathleen Stevenson	48,000	—	48,000
Tom Prescott	56,400	5,502	61,902
Doug Fitzgerald	18,650	1,762	20,412

(1)	The following table lists the aggregate number of shares of our common stock subject to outstanding unexercised stock option awards at fiscal year-end for each non-employee director:

Name	Option Awards
Matt Faber	5,400
Goodwin Toraason	2,400
Ken Otterbach	7,400
John Holland	3,800
Spencer Cohn	—
Julie Setchell	6,500
Kathleen Stevenson	3,800
Tom Prescott	7,400
Doug Fitzgerald	5,400

(2)	Messrs. McConville’s, Ross’, and Eddy’s fees are reflected in the “All Other Compensation” column of the Summary Compensation Table.

(3)	Amounts represent above-market earnings credited to each directors’ deferral account in 2025 under the Director Deferred Compensation Agreements.

Director Compensation Program

Cash Compensation. During 2025, we paid each of our non-employee directors an annual retainer of $12,000 for service on the board of directors of First State Bank. Additionally, the chairman of the board of directors of First State Bank received a supplemental annual retainer of $8,000 for serving in such role. Each non-employee director also received fees for each meeting of the board of directors of First State Bank ($600), our Board of Directors ($600), and each committee of the board of directors of First State Bank ($400) that the director attended.

Equity Compensation. No equity awards were granted to our non-employee directors in 2025.

Director Deferred Compensation Agreements. We have entered into a deferred compensation agreement with each of our non-employee directors other than Messrs. Toraason and Cohn (collectively, the “Director Deferred Compensation Agreements”). While each Director Deferred Compensation Agreement allows for the director to annually defer director fees, which are subsequently credited at a 6% interest rate, only Messrs. Otterbach, Prescott and Fitzgerald and Ms. Setchell have deferred fees under their agreements. Upon the director’s disability or separation from service, other than for cause or due to death, each of Messrs. Otterbach, Prescott and Fitzgerald and Ms. Setchell will receive their respective deferral account balance at the time of such event, paid in 120 monthly installments starting on the first day of the month following such event; however, if the separation of service is within 24 months following a change in control, the director is paid out their deferral account balance within 30 days of such termination in a lump sum. Each non-employee director that has entered into a Director Deferred Compensation Agreement is entitled to a death benefit of at least $150,000 within 30 days following such director’s death if such director dies prior to a separation from service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, as of March 4, 2026, by:

●	each stockholder known by us to beneficially own more than 5% of our outstanding common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. For purposes of calculating each person’s percentage ownership, common stock issuable pursuant to options exercisable within 60 days are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentage of beneficial ownership is based on 2,376,998 shares of our common stock outstanding as of March 4, 2026.

Except as otherwise indicated, the address for each stockholder listed in the table below is: c/o Tri-County Financial Group, Inc., 706 Washington St., Mendota, Illinois 61342.

	Number of Shares Beneficially Owned(1)
Name	#	%
5% stockholders:
Castle Creek Capital Partners VI, LP(2)	563,064	23.6%
Robert F. Vickrey	143,100	6.0%
AllianceBernstein	208,587	8.8%
Directors and named executive officers:
Spencer T. Cohn(3)	0
Lana J. Eddy	3,250	*
Matthew P. Faber (4)	6,900	*
John Holland III(5)	4,316	*
Timothy J. McConville(6)	54,550	2.3%
Kenneth D. Otterbach	15,650	*
Thomas K. Prescott(7)	16,248	*
Kirk L. Ross(8)	13,350	*
Julie Setchell(9)	15,100	*
Rene Shaffer	0	*
Kathleen Stevenson(10)	4,900	*
Goodwin W. Toraason(11)	37,300	1.6%

All directors and executive officers as a group (12 persons)	171,564	7.2%

*	Indicates one percent or less.
(1)	Beneficial ownership includes shares of unvested restricted stock that stockholders are entitled to vote but does not include shares underlying performance based restricted stock units that are subject to vesting to the extent performance objectives are achieved.
(2)	Consists of 563,064 shares of voting common stock held by Castle Creek. The address of Castle Creek is 11682 El Camino Road, Suite 320, San Diego, California 92130. The natural persons who have or share voting and/or dispositive powers over the shares held are the managing principals of Castle Creek’s general partner.
(3)	Excludes the 563,064 shares of voting common stock held by Castle Creek. Mr. Cohn, a director of an affiliate of Castle Creek, is not deemed to beneficially own the shares held by Castle Creek pursuant to applicable SEC rules.
(4)	This includes 5,400 shares underlying options that are currently exercisable.
(5)	This includes 516 shares owned by Mr. Holland and his spouse jointly; and 3,800 shares are underlying options that are currently exercisable.
(6)	This includes 17,300 shares underlying options that are currently exercisable. Mr. McConville retired from his role as Chief Executive Officer and as a director of the Company on October 28, 2025.
(7)	This includes 8,848 shares owned by Mr. Prescott and his spouse jointly and 7,400 shares underlying options that are currently exercisable.
(8)	This includes 7,750 shares underlying options that are currently exercisable, and 700 shares owned by Mr. Ross through a tax-deferred account (e.g., in an IRA).
(9)	This includes 8,600 shares owned by Mrs. Setchell and her spouse jointly and 6,500 shares underlying options that are currently exercisable.
(10)	This includes 1,100 shares owned and 3,800 shares underlying options that are currently exercisable.
(11)	This includes 34,900 shares owned by Mr. Toraason and his spouse jointly; and 2,400 shares underlying options that are currently exercisable.

The following table sets forth information relating to the number of shares authorized for issuance under our equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders
Equity compensation plans not approved by securities holders	152,870	(1)	$41.08	(2)	$81,084	(3)
Total	152,870		$41.08		$81,084

(1)	Reflects the number of underlying shares of our common stock associated with outstanding stock options granted under the Option Plan.
(2)	Reflects the weighted-average exercise price with respect to the exercise of outstanding stock options included in column (a).
(3)	Reflects the number of shares of our common stock available for future issuance under the Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans to Officers, Directors and Affiliates

We offer loans in the ordinary course of business to our insiders, including our executive officers and directors, their related interests and immediate family members and other employees. Applicable law and our written credit policies require that loans to insiders be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to non-insider employees are subject to the same requirements and underwriting standards and meet our normal lending guidelines, except that non-insider employees may receive preferential interest rates and fees as an employee benefit. Loans to individual employees, directors and executive officers must also comply with our statutory lending limits and regulatory requirements regarding lending limits and collateral. When required, extensions of credit to officers, directors, and affiliates are reviewed and approved by our board of directors, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

Forvis Mazars LLP served as our independent registered public accounting firm for the year ended December 31, 2025. The fees for audit and non-audit services paid to Forvis Mazars LLP for 2025 and 2024 are as follows:

	2025	2024
Audit Fees(1)	$238,900	$227,500
Audit-Related Fees(2)	222,421	67,771
Tax Fees(3)	-	-
All Other Fees(4)	23,066	14,764

(1)	Audit fees include fees for professional services performed by Forvis Mazars LLP for (i) the audit of the Company’s consolidated annual financial statements, (ii) the preparation of the Company’s Registration Statement of Form S-1 filed with the SEC and declared effective in 2025; the review of the interim condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the second half of 2025, (iii) the services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements, including an audit of our internal controls over financial reporting, and (iv) other services that generally only the principal accountant can provide.

(2)	Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax fees include fees incurred for professional services rendered for tax compliance, tax advice, and tax planning, such as assistance with the preparation of our tax returns.

(4)	All other fees include amounts billed for any other products or services offered by Forvis Mazars LLP, including administrative, technology, and out-of-pocket costs which are primarily related to travel.

The Audit Committee, after consideration of these matters, does not believe that the rendering of these services by Forvis Mazars LLP is incompatible with maintaining its independence as our principal accountant.

Audit Committee Pre-Approval Policy

Among other things, the Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. We have adopted a pre-approval policy under which the Audit Committee approves in advance all audit and non-audit services to be performed by our independent registered public accounting firm. In accordance with the pre-approval policy, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by Forvis Mazars LLP for up to twelve months from the date of the pre-approval. All of the services referred to above for 2025 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). See Index to Consolidated Financial Statements on page F-1.

(a)(2). Financial Statement Schedule. All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.

EXHIBIT INDEX

Exhibit number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation of Tri-County Financial Group, Inc.	Exhibit 3.1 to the registrant’s Form S-1 filed with the SEC on June 16, 2025 (SEC file no. 333-288087)

3.2	Amended and Restated By-laws of Tri-County Financial Group, Inc.	Exhibit 3.2 to the registrant’s Form S-1 filed with the SEC on June 16, 2025 (SEC file no. 333-288087)

4.1	Form of Registrant’s Common Stock Certificate	Exhibit 4.1 to the registrant’s Form S-1 filed with the SEC on June 16, 2025 (SEC file no. 333-288087)

10.1	Registration Rights Agreement between Tri-County Financial Group, Inc. and Castle Creek Capital Partners VI, LP dated October 6, 2017	Exhibit 10.1 to the registrant’s Form S-1 filed with the SEC on June 16, 2025 (SEC file no. 333-288087)

10.2	Securities Purchase Agreement between Tri-County Financial Group, Inc. and Castle Creek Capital Partners VI, LP dated October 6, 2017	Exhibit 10.2 to the registrant’s Form S-1 filed with the SEC on June 16, 2025 (SEC file no. 333-288087)

10.3	Amended and Restated Employment Agreement by and between Tri-County Financial Group, Inc., First State Bank and Kirk Ross, dated as of December 29, 2025	Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on January 5, 2026

10.4	Timothy J. McConville Employment Agreement, dated December 2017	Exhibit 10.4 to the registrant’s Form S-1 filed with the SEC on June 16, 2025 (SEC file no. 333-288087)

10.5	Amended and Restated Employment Agreement by and between First State Bank and Lana Eddy, dated as of December 29, 2025	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on January 5, 2026

10.6	Indenture, dated October 14, 2016, between Tri-County Financial Group, Inc., as Issuer, and Hickory Point Bank and Trust, as Trustee	Exhibit 10.5 to the registrant’s Form S-1 filed with the SEC on June 16, 2025 (SEC file no. 333-288087)

10.7	Indenture, dated October 12, 2021, between Tri-County Financial Group, Inc., as Issuer, and Hickory Point Bank and Trust, as Trustee.	Exhibit 10.6 to the registrant’s Form S-1 filed with the SEC on June 16, 2025 (SEC file no. 333-288087)

10.8	Tri-County Financial Group, Inc. Stock Option Plan		X

10.9	Amendment to Amended and Restated Employment Agreement by and between First State Bank and Lana Eddy, dated as of March 6, 2026		X

23.1	Consent of Forvis Mazars LLP		X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101	Interactive Data File		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Upon written request to the Company, [____________], copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. The Company’s filings with the SEC are also available free of charge via the Internet at www.sec.gov,

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-COUNTY FINANCIAL GROUP, INC.

By:	/s/ Kirk L. Ross
Kirk L. Ross
President and Chief Executive Officer

By:	/s/ Lana Eddy
Lana Eddy
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in their respective capacities and on the respective dates indicated opposite their names.

Signature	Title	Date

/s/ Kirk L. Ross	Director, President and Chief Executive Officer (principal executive officer)	March 6, 2026
Kirk L. Ross

/s/ Lana Eddy	Chief Financial Officer (principal financial officer)	March 6, 2026
Lana Eddy

/s/ Spencer T. Cohn	Director	March 6, 2026
Spencer T. Cohn

/s/ Matthew P. Faber	Director	March 6, 2026
Matthew P. Faber

/s/ John Holland III	Director	March 6, 2026
John Holland III

/s/ Kenneth D. Otterbach	Director	March 6, 2026
Kenneth D. Otterbach

/s/ Thomas K. Prescott	Director	March 6, 2026
Thomas K. Prescott

/s/ Julie Setchell	Director	March 6, 2026
Julie Setchell

/s/ Kathleen Stevenson	Director	March 6, 2026
Kathleen Stevenson

/s/ Goodwin W. Toraason	Director	March 6, 2026
Goodwin W. Toraason

