Form 10-Q
period 2026-03-31
Tri-County Financial Group, Inc.
filed 2026-05-13
CIK 1725262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TYFG	OTC Market Group, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2026
Common Stock, $1.00 par value	2,378,448

PART I - FINANCIAL INFORMATION

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(000s omitted except share data)

	March 31,	December 31,
	2026	2025
ASSETS

Cash and due from banks	$48,539	$46,193
Federal funds sold	1,481	3,446
Cash and cash equivalents	50,020	49,639
Debt securities available-for-sale, at fair value (amortized cost $163,366 and $162,742, respectively)	154,749	154,207
Federal Home Loan Bank stock, at cost	3,459	3,572
Mortgage loans held for sale	17,810	12,688
Loans, net of allowance for credit losses of $14,893 and $14,992, respectively	1,279,256	1,300,302
Bank-owned life insurance	20,988	20,844
Foreclosed assets, net	101	101
Bank premises and equipment, net	23,824	24,330
Goodwill and other intangibles	8,672	8,678
Accrued interest receivable	8,978	8,222
Other assets	13,731	13,138

Total assets	$1,581,588	$1,595,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$186,586	$167,062
Interest-bearing	1,122,452	1,136,861
Total deposits	1,309,038	1,303,923

Federal Home Loan Bank advances and other borrowings	55,917	77,917
Securities sold under agreements to repurchase	21,846	23,105
Dividends payable	679	607
Accrued interest payable and other liabilities	22,602	22,539
Subordinated debt, net of debt issuance costs of $135 and $146, respectively	9,865	9,859

Total liabilities	1,419,947	1,437,950

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized; 2,377,898 and 2,375,138 shares issued and outstanding, respectively	2,378	2,375
Additional paid-in-capital	20,545	20,426
Retained earnings	144,879	141,073
Accumulated other comprehensive loss	(6,161)	(6,103)
Total stockholders’ equity	161,641	157,771

Total liabilities and stockholders’ equity	$1,581,588	$1,595,721

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended
	March 31
	2026	2025

Interest income:
Loans, including fees	$19,212	$17,939
Debt securities:
Taxable	713	582
Tax-exempt	394	371
Mortgage loans held for sale, including fees	264	289
Dividends	91	84
Other	296	265
Total interest income	20,970	19,530

Interest expense:
Deposits	6,540	7,132
Federal Home Loan Bank advances and other borrowings	595	582
Securities sold under agreements to repurchase	151	178
Total interest expense	7,286	7,892

Net interest income	13,684	11,638

Credit loss (recovery) of credit loss expense on loans	(96)	231
Credit loss (recovery) of credit loss expense on off-balance sheet credit exposures	(209)	270

Net interest income after credit loss expense (recovery)	13,989	11,137

Non-interest income:
Trust department	36	37
Customer-service fees	313	305
Mortgage banking	2,535	2,178
Insurance services	472	409
Other	756	667
Total non-interest income	4,112	3,596

Non-interest expenses:
Salaries and employee benefits	8,003	7,552
Occupancy	676	669
Furniture and equipment	285	283
Other	3,033	2,796
Total non-interest expenses	11,997	11,300

Income before income taxes	6,104	3,433

Income tax expense	1,632	879

Net income	$4,472	$2,554

Earnings per common share:
Basic	$1.88	$1.07
Diluted	$1.86	$1.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended
	March 31,
	2026	2025

Net income	$4,472	$2,554

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	(81)	1,629

Income tax effect	23	(464)
Other comprehensive income (loss), net of taxes	(58)	1,165

Total comprehensive income	$4,414	$3,719

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(000s omitted except share data)

	Common Stock			Accumulated
	and Non-Voting	Additional		Other
	Common	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, January 1, 2025	$2,394	$21,212	$129,793	$(10,205)	$143,194

Net income	-	-	2,554	-	2,554

Other comprehensive income	-	-	-	1,165	1,165

Cash dividends on common stock ($0.25 per share)	-	-	(597)	-	(597)

Purchases and retirement of 5,800 Shares of common stock	(6)	(257)	-	-	(263)

Stock options exercised (50 shares)	-	1	-	-	1

Balance, March 31, 2025	$2,388	$20,956	$131,750	$(9,040)	$146,054

Balance, January 1, 2026	$2,375	$20,426	$141,073	$(6,103)	$157,771

Net income	-	-	4,472	-	4,472

Other comprehensive income (loss)	-	-	-	(58)	(58)

Cash dividends on common stock ($0.28 per share)	-	-	(666)	-	(666)

Stock options exercised (2,760 shares)	3	119	-	-	122

Balance, March 31, 2026	$2,378	$20,545	$144,879	$(6,161)	$161,641

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(000s omitted except share data)

	Three Months Ended
	March 31
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,472	$2,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	331	386
Amortization of intangibles	6	6
Net amortization of securities	12	28
Amortization of debt issuance costs	6	6
Provision (recovery) of credit loss expense	(305)	501
Deferred income tax	(308)	(229)
Net gain on sales of foreclosed assets	0	(8)
Net loss on sales of bank premises and equipment	186	0
Net gain on sale of loans	(2,458)	(1,631)
Net mortgage servicing rights amortization	35	74
Origination of loans held for sale	(65,482)	(55,746)
Proceeds from loans held for sale	62,818	50,810
Change in accrued interest receivable	(756)	(724)
Change in bank-owned life insurance	(144)	(140)
Change in other assets	(297)	(460)
Change in accrued interest payable and other liabilities	273	(161)

Net cash used in operating activities	(1,611)	(4,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns and calls of available-for-sale debt securities	6,252	4,989
Purchases of available-for-sale debt securities	(6,888)	(7,051)
Net redemptions of FHLB stock	113	0
Loan (originations) and principal collections, net	21,142	13,482
Proceeds from sales of foreclosed assets	0	687
Proceeds from sales of bank premises and equipment	82	0
Purchases of bank premises and equipment, net	(93)	(189)

Net cash provided by (used in) investing activities	20,608	11,918

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(unaudited)

(000s omitted except share data)

	Three Months Ended
	March 31
	2026	2025

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$5,115	$29,648
Net change in securities sold under agreements to repurchase	(1,259)	(413)
Cash dividends paid	(594)	(599)
Purchases and retirement of common stock	0	(263)
Net change in short-term FHLB advances and other borrowings	(22,000)	(35,000)
Proceeds from stock options exercised	122	1

Net cash used in financing activities	(18,616)	(6,626)

Increase in cash and cash equivalents	381	558

Cash and cash equivalents:
Beginning of the year	49,639	44,976

Ending of the period	$50,020	$45,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest paid:
Deposits	$6,356	$6,910
Securities sold under agreements to repurchase	151	177
FHLB advances and other borrowings	513	491

Total	$7,020	$7,578

SUPPLEMENTAL DISCLOSURES OF NONCASH AND FINANCING ACTIVITIES:
Dividends payable	$607	$609
Lease liabilities arising from obtaining right-of-use assets	$0	$250

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present a fair statement of the results for the interim periods presented. In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. The results of operations, other comprehensive income (loss), the changes in stockholders’ equity, and the cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of March 31, 2026 has been derived from the unaudited consolidated financial statements of the Company for that period. For further information, refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

General Litigation:

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Nature of operations:

The Company provides a variety of banking and mortgage banking services and insurance services to individuals and businesses principally through its main facilities in Mendota and branches in LaMoille, Peru, Streator, McNabb, Ottawa, Bloomington, Geneva, North Aurora, St. Charles, Batavia, Shabbona, Waterman, Sycamore, Rochelle, Princeton, West Brooklyn, Champaign and Earlville, Illinois, with additional mortgage banking offices in Illinois and Wisconsin. The Company’s primary deposit products are demand deposits and certificates of deposit, and its primary lending products are agribusiness, commercial, real estate mortgage, and installment loans, as well as secondary market mortgage activities.

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

Debt securities available-for-sale (continued):

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

The Federal Reserve Board reduced reserve requirements to zero percent, eliminating the need for depository institutions to maintain balances at the Federal Reserve Bank to satisfy reserve requirements. As a result, at March 31, 2026 and December 31, 2025, there were no reserve requirements in effect.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s (FDIC’s) insured limit of $250. Management believes these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal. At March 31, 2026, the Company’s cash accounts exceeded federally insured limits by $993. The Company also had $32,743 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(3)	Debt Securities Available for Sale:

The following tables reflect the amortized cost and fair value of debt securities available for sale as of March 31, 2026:

	2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. - sponsored agencies	$29,780	$0	$(956)	$28,824
State and Municipal	58,372	287	(2,792)	55,867
Mortgage Backed	51,387	226	(4,086)	47,527
Collateralized Mortgage
Obligations (CMOs)	23,827	90	(1,386)	22,531

	$163,366	$603	$(9,220)	$154,749

The following tables reflect the amortized cost and fair value of debt securities available for sale as of December 31, 2025:

	2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. - sponsored agencies	$31,744	$0	$(943)	$30,801
State and Municipal	60,070	257	(2,846)	57,481
Mortgage Backed	49,175	299	(4,103)	45,371
Collateralized Mortgage
Obligations (CMOs)	21,753	120	(1,319)	20,554

	$162,742	$676	$(9,211)	$154,207

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(3)	Debt Securities Available for Sale (continued):

Debt securities with a carrying amount of approximately $63,042 and $66,676 at March 31, 2026 and December 31, 2025, respectively, were pledged as collateral on public deposits, debt securities sold under agreements to repurchase and for other purposes as required or permitted by law.

At March 31, 2026 and December 31, 2025, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its sponsored agencies, in an amount greater than 10% of stockholders’ equity.

As of March 31, 2026 and December 31, 2025, accrued interest on debt securities available-for-sale of $830 and $667, respectively, was excluded from CECL evaluation. Accrued interest on debt securities available-for-sale is recorded within accrued interest receivable on the consolidated balance sheet.

The amortized cost and approximate fair value of debt securities at March 31, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities on mortgage-backed and collateralized mortgage obligation debt securities because the underlying mortgages may be called or prepaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$13,339	$13,259
Due after one year through five years	38,103	37,254
Due after five years through ten years	19,250	18,198
Due after ten years	17,460	15,980
	88,152	84,691
Mortgage Backed	51,387	47,527
Collateralized Mortgage Obligations	23,827	22,531
	$163,366	$154,749

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(3)	Debt Securities Available-for-Sale (continued):

Debt securities with unrealized losses as of March 31, 2026 not recognized in income are as follows:

	2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S Treas. & Gov’t - sponsored agencies	$0	$0	$28,825	$956	$28,825	$956
State and Municipal	3,654	17	25,934	2,775	29,588	2,792
Mortgage Backed	2,817	53	29,740	4,033	32,557	4,086
CMOs	3,759	21	11,669	1,365	15,428	1,386
Total
temporarily impaired	$10,230	$91	$96,168	$9,129	$106,398	$9,220

Debt securities with unrealized losses as of December 31, 2025 not recognized in income are as follows:

	2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Treas. & Gov’t - sponsored agencies	$0	$0	$30,801	$943	$30,801	$943
State and Municipal	3,335	8	29,054	2,838	32,389	2,846
Mortgage Backed	1,886	44	30,879	4,059	32,765	4,103
CMOs	1,970	3	12,110	1,316	14,080	1,319
Total
temporarily impaired	$7,191	$55	$102,844	$9,156	$110,035	$9,211

At March 31, 2026 and December 31, 2025, the investment portfolio included 138 and 142 debt securities that were in an unrealized loss position, respectively. Unrealized losses have not been recognized as an allowance for credit losses because the Company does not intend to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(4)	Loans:

The following table presents total loans at March 31, 2026 and December 31, 2025 by portfolio segment and class of loan:

	March 31, 2026	December 31, 2025
Commercial:
Commercial and industrial	$74,942	$71,872
Agricultural	72,118	78,695
Real estate:
Commercial	541,132	549,247
Consumer	397,912	398,022
Agricultural	169,575	169,779
Construction and land	30,883	39,916
Consumer:
Installment	4,475	4,470
Vehicle	1,738	1,928
Credit cards	1,374	1,365
Total loans	1,294,149	1,315,294
Allowance for credit losses	(14,893)	(14,992)
Loans, net	$1,279,256	$1,300,302

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 follows:

Three Months Ended March 31, 2026	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,037	$13,819	$136	$14,992
Credit loss expense (benefit)	11	(106)	(1)	(96)
Recoveries on loans previously charged-off	0	1	7	8
Less loans charged-off	0	0	(11)	(11)

Balance at March 31, 2026	$1,048	$13,714	$131	$14,893

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 follows:

Three Months Ended March 31, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,101	$13,201	$142	$14,444
Credit loss expense (benefit)	(47)	284	(6)	231
Recoveries on loans previously charged-off	6	10	13	29
Less loans charged-off	(3)	(173)	(24)	(200)

Balance at March 31, 2025	$1,057	$13,322	$125	$14,504

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(4)	Loans (continued):

Detailed analysis of the allowance for unfunded commitments for the three months ended March 31, 2026 follows:

Three Months Ended March 31, 2026	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$84	$831	$2	$917
Credit loss expense (benefit)	3	(212)	0	(209)

Balance at March 31, 2026	$87	$619	$2	$708

Detailed analysis of the allowance for unfunded commitments for the three months ended March 31, 2025 follows:

Three Months Ended March 31, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$96	$889	$2	$987
Credit loss expense (benefit)	(10)	280	0	270

Balance at March 31, 2025	$86	$1,169	$2	$1,257

The Bank has no commitments to loan additional funds to the borrowers of collateral dependent or non-accrual loans.

Certain purchased loans as later discussed in Note 4 are not considered impaired or non-accrual loans if the expected cash flows as of March 31, 2026 and December 31, 2025 exceed the carrying amount and accretion income is being recorded.

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

As of March 31, 2026 and December 31, 2025, accrued interest on loans of $8,202 and $7,648, respectively, were excluded from CECL evaluation. Accrued interest on loans is recorded within accrued interest receivable on the consolidated balance sheet.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(4)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of March 31, 2026.

March 31,	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	$5,911	$17,689	$8,944	$4,148	$4,553	$8,840	$21,684	$71,769
Watch	114	191	158	189	185	73	1,193	2,103
Special Mention	0	0	48	235	12	3	547	845
Substandard	0	0	0	21	6	198	0	225
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$6,025	$17,880	$9,150	$4,593	$4,756	$9,114	$23,424	$74,942
Agricultural:
Pass	$2,327	$4,202	$1,432	$1,567	$3,000	$2,726	$52,332	$67,586
Watch	0	0	108	0	59	462	1,995	2,624
Special Mention	0	130	124	744	0	69	433	1,500
Substandard	0	9	110	220	1	20	48	408
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$2,327	$4,341	$1,774	$2,531	$3,060	$3,277	$54,808	$72,118
Real Estate:
Commercial
Pass	$9,070	$80,456	$46,726	$49,755	$104,999	$168,726	$8,295	$468,027
Watch	0	632	6,166	4,980	18,083	23,773	7,585	61,219
Special Mention	0	0	2,267	108	1,119	3,973	0	7,467
Substandard	0	0	246	1,213	0	2,960	0	4,419
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$9,070	$81,088	$55,405	$56,056	$124,201	$199,432	$15,880	$541,132
Consumer
Pass	$15,648	$58,020	$34,830	$49,214	$73,337	$108,233	$28,913	$368,195
Watch	272	466	9,508	3,552	2,059	11,311	570	27,738
Special Mention	0	0	0	94	63	749	266	1,172
Substandard	0	0	100	0	161	546	0	807
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$15,920	$58,486	$44,438	$52,860	$75,620	$120,839	$29,749	$397,912

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(4)	Loans (continued):

March 31,	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
(Real Estate Continued):
Agricultural
Pass	$5,952	$14,016	$10,939	$13,238	$28,970	$72,505	$16,908	$162,528
Watch	0	123	186	1,377	0	1,846	0	3,532
Special Mention	368	504	0	0	0	1,258	250	2,380
Substandard	0	0	0	0	0	1,135	0	1,135
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$6,320	$14,643	$11,125	$14,615	$28,970	$76,744	$17,158	$169,575
Construction and land:
Pass	$109	$22,064	$2,001	$1,949	$664	$3,655	$199	$30,641
Watch	0	0	0	0	242	0	0	242
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$109	$22,064	$2,001	$1,949	$906	$3,655	$199	$30,883
Consumer:
Installment
Pass	$825	$1,604	$470	$452	$332	$665	$121	$4,469
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	6	0	0	6
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$825	$1,604	$470	$452	$338	$665	$121	$4,475
Vehicle
Pass	$189	$502	$570	$262	$192	$23	$0	$1,738
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$189	$502	$570	$262	$192	$23	$0	$1,738
Credit cards
Pass	$1,374	$0	$0	$0	$0	$0	$0	$1,374
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$1,374	$0	$0	$0	$0	$0	$0	$1,374
Total Loans
Pass	$41,405	$198,553	$105,912	$120,585	$216,047	$365,373	$128,452	$1,176,327
Watch	386	1,412	16,126	10,098	20,628	37,465	11,343	97,458
Special Mention	368	634	2,439	1,181	1,194	6,052	1,496	13,364
Substandard	0	9	456	1,454	174	4,859	48	7,000
Doubtful	0	0	0	0	0	0	0	0
Total	$42,159	$200,608	$124,933	$133,318	$238,043	$413,749	$141,339	$1,294,149

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(4)	Loans (continued):

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of March 31, 2026:

2026	Non-accrual	Non-accrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$186	$0	$51
Agricultural	9	9	324
Real estate:
Commercial real estate	4,092	28	627
Agricultural real estate	0	0	600
Consumer real estate	69	68	1,187
Consumer:
Installment	0	0	0

Total	$4,356	$105	$2,789

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2025:

2025	Non-accrual	Non-accrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$195	$0	$31
Agricultural	0	0	302
Real estate:
Commercial real estate	4,095	3	246
Agricultural real estate	0	0	0
Consumer real estate	211	214	573
Consumer:
Installment	0	0	6

Total	$4,501	$217	$1,158

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(4)	Loans (continued):

Loan aging information by class of loan at March 31, 2026 and December 31, 2025:

March 31, 2026	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$476	$336	$51	$863
Agricultural	284	9	324	617
Real estate:
Commercial real estate	308	261	4,720	5,289
Agricultural real estate	0	897	600	1,497
Consumer real estate	2,371	0	1,187	3,558
Consumer:
Installment	21	1	0	22

Totals	$3,460	$1,504	$6,882	$11,846

December 31, 2025	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$0	$25	$31	$56
Agricultural	37	0	303	340
Real estate:
Commercial real estate	2,317	382	4,341	7,040
Agricultural real estate	0	0	0	0
Consumer real estate	2,513	825	572	3,910
Consumer:
Installment	11	15	6	32

Totals	$4,878	$1,247	$5,253	$11,378

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(4)	Loans (continued):

The following table represents collateral dependent loans. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2026:

2026	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$238	$0	$0	$238
Agriculture	408	0	0	408
Commercial real estate	0	4,419	0	4,419
Agricultural real estate	0	1,135	0	1,135
Consumer real estate	0	807	0	807
Consumer other	0	0	6	6
Consumer vehicle	0	0	0	0

Totals	$646	$6,361	$6	$7,013

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025:

2025	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$261	$0	$0	$261
Agricultural	304	0	0	304
Commercial real estate	0	4,557	0	4,557
Agricultural real estate	0	1,135	0	1,135
Consumer real estate	100	832	0	932
Consumer other	0	0	13	13
Consumer vehicle	0	0	0	0

Totals	$665	$6,524	$13	$7,202

The Company had no loans modified to borrowers experiencing financial difficulty as of March 31, 2026 and December 31, 2025.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(5)	Mortgage Banking Commitments:

The Company enters into commitments to fund residential mortgage loans (interest rate lock commitments, or IRLC) at specified times in the future, with the intention that these loans will be subsequently sold to third-party investors. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the interest rate lock. These mortgage loan commitments are considered to be derivatives. As of March 31, 2026 and December 31, 2025, the Company had approximately $36,795 and $20,814 respectively, in interest rate lock commitments outstanding.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. During 2026 and 2025, the Mortgage Banking Company used both “best efforts” and “mandatory delivery”, and the Bank used “mandatory delivery” forward loan sale commitments. To facilitate the hedging of the loans, the Company has elected the fair value option for loans held for sale. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, the aggregate fair value, contractual balance, and gain or loss were as follows:

	March 31, 2026	December 31, 2025
Aggregate fair value	$17,810	$12,688
Contractual balance	17,601	12,275

Gain	$209	$413

Changes in the fair value of loans held for sale, interest rate lock commitments and forward contracts are recorded in mortgage banking income in non-interest income.

Best efforts sale commitments are contracts to deliver certain mortgage loans to third-party investors at a specified date and price only if the underlying loan is funded. At March 31, 2026 and December 31, 2025, the Company had approximately $3,351 and $2,728 respectively, in best effort forward sale commitments outstanding.

Mandatory forward sale commitments are contracts to deliver a certain principal amount of mortgage loans to a third-party investor at a specified date and price. If the contractual amount of mortgages are not delivered, then a “pair-off fee” is assessed based on then-current market prices. At March 31, 2026 and December 31, 2025, the Company had approximately $50,021 and $30,401 respectively, in mandatory forward sale commitments outstanding.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(5)	Mortgage Banking Commitments (continued):

The following table provides the components of income from mortgage banking activities for the three months ended March 31, 2026 and 2025:

	2026	2025

Gain on loans sold	$2,457	$1,631
Gain (loss) resulting from the change in fair value of loans held-for-sale	(204)	257
Gain resulting from the change in fair value of derivatives	86	357
Gain (loss) resulting from the change in forward contracts	196	(67)

Total	$2,535	$2,178

The fair value of mortgage banking derivatives reported as assets and included in other assets was approximately $438 and $352 at March 31, 2026 and December 31, 2025, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

The Company also enters into over-the-counter contracts for the future delivery of mortgage-backed securities. These contracts are fair value hedges, which are also used to offset the interest rate risk related to granting interest rate locks. It is the Company’s practice not to deliver on these contracts for future delivery of mortgage-backed securities. Instead, these contracts are settled with a “pair-off” that is assessed based on then-current market prices. The notional amounts of these contracts were $74,000 and $60,500 as of March 31, 2026 and December 31, 2025, respectively. The fair value of these contracts included in other assets and liabilities was approximately $196 and $(61) as of March 31, 2026 and December 31, 2025, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at March 31, 2026 and December 31, 2025:

Asset Derivatives

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
IRLCs	$36,795	$438	$20,814	$352
Forward contracts	74,000	196	0	0

Liability Derivatives

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Forward contracts	$0	$0	$60,500	$(60)

Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(6)	Bank Premises and Equipment:

The cost of bank premises and equipment and the total accumulated depreciation at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025

Land	$7,795	$7,993
Buildings and improvements	28,765	28,862
Furniture and equipment	7,604	7,556
	44,164	44,411
Less accumulated depreciation	(20,340)	(20,081)

	$23,824	$24,330

(7)	Commitments and Contingencies:

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of March 31, 2026 and December 31, 2025 is approximately as follows:

	March 31, 2026	December 31, 2025

Commitments to extend credit	$315,758	$248,969
Committed credit-card lines	7,135	7,030
Standby letters of credit	6,450	6,873
	$329,343	$262,872

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(7)	Commitments and Contingencies (continued):

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $36,795 and $20,814 at March 31, 2026 and December 31, 2025, respectively, with the remainder at floating market rates. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, crops, livestock, property and equipment, residential real estate, and income-producing commercial properties. Credit-card commitments are unsecured.

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

Federal Home Loan Bank advances and letters of credit:

The Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 76% of the book value of the Bank’s 1-4 family real estate loans, 62% of the book value of the Bank’s revolving home equity lines of credit, 62% of the book value of the Bank’s 1-4 family second mortgages, 62% of the book value of the Bank’s secured farmland loans, 73% of the book value of the multi-family loans and the amount of the Bank’s securities pledged, and 72% of the commercial real estate first-lien loans. The total carrying value of the Bank’s assets pledged for FHLB advances was approximately $889,255 and $906,150 at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the Bank’s available and unused portion of this borrowing agreement totaled approximately $500,566, based on collateral pledged. The Bank may, however, have to purchase additional FHLB stock to support future draws.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(8)	Federal Home Loan Bank Advances and Other Borrowings (continued):

Federal Home Loan Bank advances and letters of credit (continued):

Variable rate advances are due on demand and interest is payable monthly. Various advances were obtained from the FHLB with total outstanding balances of $0 at March 31, 2026 and December 31, 2025.

Fixed rate advances are due at the maturity date, with a prepayment penalty applying and interest payable monthly. Various advances were obtained from the FHLB with a total outstanding balance of $55,917 and $77,917, and various interest rates from 0.00% to 4.46% at March 31, 2026 and December 31, 2025, respectively.

The Bank had four letters of credit totaling $66,045 at March 31, 2026 with maturity dates through March 2027. The Bank also had four letters of credit totaling $66,045 at December 31, 2025 with maturity dates through May 2026.

Federal Reserve Bank Discount Window:

The Bank maintains an operating line of credit with the Federal Reserve Bank Discount Window that is secured by commercial and agricultural loans. As of March 31, 2026 and December 31, 2025, the balance owed on the line was $0. The Bank was eligible to borrow up to approximately $93,526 and $92,003, based on collateral of approximately $106,024 and $112,294 at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, the scheduled maturities of Federal Home Loan Bank advances are as follows:

2026

2026	$25,000
2027	22,917
2028	0
2029	0
2030	8,000
$55,917

Bankers’ Bank Borrowings:

During October 2024, Tri-County Financial Group entered into an operating line of credit with Bankers’ Bank for $10,000 at a variable interest rate based upon the Wall Street Journal Prime Rate, less 0.250 percentage points (6.75% prime interest rate at March 31, 2026 and December 31, 2025, respectively). The note is secured by 52,200 shares of the common stock of First State Bank, representing 100% of the issued and outstanding capital stock of the Bank and matures October 29, 2026. As of March 31, 2026 and December 31, 2025 the balance owed on the line was $0. There were no draws on the operating line of credit at any point during the period ended March 31, 2026 and year ended December 31, 2025.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(9)	Securities Sold Under Agreements to Repurchase:

The agreements to repurchase securities require the Company (seller) to repurchase identical securities as those that are sold. The securities underlying the agreements were under the Company’s control. Information about the repurchase agreements at March 31, 2026 follows:

2026
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,784
Mortgage-backed	6,074
Collateralized mortgage obligations (CMOs)	2,988

Total securities sold under agreements to repurchase	$21,846

Information about the repurchase agreements at December 31, 2025 follows:

2025
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,846
Mortgage-backed	7,234
Collateralized mortgage obligations (CMOs)	3,025

Total securities sold under agreements to repurchase	$23,105

The maximum amount of outstanding agreements at any month end during 2026 and 2025 totaled $24,804 and $32,965 respectively, and the monthly average of such agreements totaled $21,740 and $22,373 for 2026 and 2025 respectively.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(10)	Subordinated Debentures (continued):

At March 31, 2026 and December 31, 2025, subordinated debentures are as follows:

	2026		2025
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs

Subordinated debentures, due 2031 and 2026, respectively	$10,000	$135	$10,000	$141

(11)	Deposits:

At March 31, 2026, the scheduled maturities of time deposits are as follows:

2026	$410,337
2027	53,974
2028	13,579
2029	1,474
2030	373

Total	$479,737

Brokered certificates were $9,993 and $44,921 at March 31, 2026 and December 31, 2025 respectively.

The aggregate amounts of time deposits (including certificates of deposit) in denominations that exceed the FDIC insurance limit of $250 were approximately $146,273 and $145,358 as of March 31, 2026 and December 31, 2025, respectively.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(12)	Transactions with Related Parties:

Certain directors, executive officers, and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of approximately $6,600 and $6,426 at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, total principal additions were $3,813 and total principal payments were $3,639. Changes in related party composition during the quarter totaled an increase of $0.

Deposit accounts with related parties totaled approximately $2,961 and $4,659 at March 31, 2026 and December 31, 2025, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes, as of March 31, 2026 and December 31, 2025, the Bank met all capital-adequacy requirements to which they are subject.

As of March 31, 2026, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2026 that management believes have changed this categorization.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(13)	Minimum Capital Requirements (continued):

The actual capital amounts and ratios for the Bank are also presented in the following table as of March 31, 2026 and December 31, 2025:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$167,853	14.1%	> $53,775	> 4.5%	> $77,675	> 6.5%
Total Capital (to Risk-Weighted Assets) Bank	$182,791	15.3%	> $95,600	> 8.0%	> $119,500	> 10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$167,853	14.1%	> $71,700	> 6.0%	> $95,600	> 8.0%
Tier-I Capital (To Average Assets) Bank	$167,853	10.8%	> $62,476	> 4.0%	> $78,095	> 5.0%
As of December 31, 2025:
Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$164,600	13.8%	> $53,867	> 4.5%	> $77,808	> 6.5%
Total Capital (to Risk-Weighted Assets) Bank	$178,511	14.9%	> $95,763	> 8.0%	> $119,704	> 10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$164,600	13.8%	> $71,823	> 6.0%	> $95,763	> 8.0%
Tier-I Capital (To Average Assets) Bank	$164,600	10.5%	> $62,632	> 4.0%	> $78,290	> 5.0%

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

(14)	Earnings Per Common Share:

For the three months ended March 31, 2026 and 2025 earnings per common share have been computed based on the following:

	2026	2025

Net income	$4,472	$2,554

Income available to common stockholders	$4,472	$2,554

Average number of common shares outstanding used to calculate basic earnings per common share	2,375,992	2,388,888

Effect of dilutive securities:
Stock options	32,233	18,638
	32,233	18,638

Average number of common shares outstanding used to calculate diluted earnings per common share	2,408,225	2,407,526

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(15)	Fair Value Measurements:

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

The following table presents the Company’s approximate fair value hierarchy for assets measured at fair value as of March 31:

	2026
		Fair Value Measurements at
		Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets:
Debt securities available for sale	$154,749	$15,532	$139,217
Mortgage loans held for sale	$17,810		$17,810
Derivative assets	$438		$438
Forward contracts	$196		$196

Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$5,623			$5,623
Foreclosed assets	$101			$101

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(15)	Fair Value Measurements (continued):

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

There were no transfers between Level 1 and Level 2 during 2026 or 2025.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(15)	Fair Value Measurements (continued):

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31:

	2026
		Fair Value Measurements at
	Carrying	Reporting Date Using
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$50,020	$50,020			$50,020
Securities available for sale	154,749	15,532	139,217		154,749
Federal Home Loan Bank stock	3,459			3,459	3,459
Mortgage loans held for sale	17,810		17,810		17,810
Loans, net	1,279,256			1,267,782	1,267,782
Accrued interest receivable	8,978	8,978			8,978
Mortgage servicing rights	550		4,593		4,593
Derivative assets	438		438		438
Forward commitments	196		196		196

Financial liabilities:
Deposits	$1,309,038	$920,118		$389,175	$1,309,293
FHLB advances and other borrowings	55,917			55,917	55,917
Securities sold under agreements to repurchase	21,846	21,846			21,846
Accrued interest payable	2,925	2,925			2,925

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2025
			Fair Value Measurements at
	Carrying		Reporting Date Using
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$49,639	$49,639			$49,639
Securities available for sale	154,207	17,485	136,722		154,207
Federal Home Loan Bank stock	3,572			3,572	3,572
Mortgage loans held for sale	12,688		12,688		12,688
Loans, net	1,300,302			1,283,910	1,283,910
Accrued interest receivable	8,222	8,222			8,222
Mortgage servicing rights	585		4,593		4,593
Derivative assets	352		352		352

Financial liabilities:
Deposits	$1,303,923	$891,827		$412,629	$1,304,456
FHLB advances and other borrowings	77,917			77,917	77,917
Securities sold under agreements to repurchase	23,105	23,105			23,105
Accrued interest payable	2,648	2,648			2,648
Forward commitments	61		61		61

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(16)	Revenue from Contracts with Customers:

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

Selected financial information by business segment is as follows for the three months ended March 31, 2026:

2026	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$13,614	$79	$(9)	$13,684
Recovery of credit loss expense	(305)	0	0	(305)
Mortgage banking revenues	370	2,149	16	2,535
All other non-interest income	1,363	0	214	1,577
Non-interest expenses	9,273	2,765	(41)	11,997
Income (loss) before income tax expense	6,379	(537)	262	6,104
Income tax expense (benefit)	1,785	(153)	0	1,632
Net income (loss)	4,594	(384)	262	4,472

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (000s omitted except share data)

(17)	Segments (continued):

Selected financial information by business segment is as follows for the three months ended March 31, 2025:

2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$11,540	$106	$(8)	$11,638
Credit loss expense	501	0	0	501
Mortgage banking revenues	337	1,828	13	2,178
All other non-interest income	1,097	0	321	1,418
Non-interest expenses	8,716	2,625	(41)	11,300
Income (loss) before income tax expense	3,757	(691)	367	3,433
Income tax expense (benefit)	1,076	(197)	0	879
Net income (loss)	2,681	(494)	367	2,554

18)	Subsequent events:

The Company has evaluated subsequent events for recognition and disclosure through May 13, 2026, which is the date the financial statements were available to be issued.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of and for the three months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the determination of the allowance for credit losses and valuation of goodwill, both of which involve significant judgment by management. Our critical accounting policies and related disclosures about credit losses are discussed in more detail in the Notes to our consolidated financial statements in the 2025 Annual Report on Form 10-K. Please refer to Note 1 – Significant Accounting Policies and Note 4 – Loans.

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

	Quarter Ended March 31,
	2026	2025
	(Dollars in thousands)
Net interest income (GAAP)	$13,684	$11,638
Tax-equivalent adjustment on securities exempt from federal income tax	105	99
Net interest income, FTE (non-GAAP)	$13,789	$11,737

Average balance of total interest-earning assets	$1,498,937	$1,461,302

Net interest margin (annualized net interest income divided by the average balance of total interest-earning assets) (GAAP)	3.70%	3.23%

Net interest margin, FTE (annualized net interest income, FTE, divided by the average balance of total interest earning assets) (non-GAAP)	3.73%	3.26%

The efficiency ratio is a non-GAAP financial measure that is calculated by dividing non-interest expense by total revenue (net interest income plus non-interest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of our efficiency ratio for the periods indicated.

	Quarter Ended March 31,
	2026	2025
	(Dollars in thousands)
Non-interest expense	$11,997	$11,300

Net interest income	$13,684	$11,638
Non-interest income	4,112	3,596
Total Revenue	$17,796	$15,234

Efficiency ratio (non-interest expense divided by total revenue) (non-GAAP)	67.4%	74.2%

Summary of Performance

Net income in the first three months of 2026 was $4.5 million, which increased $1.9 million, or 75%, from $2.6 million for the comparable period of 2025. Diluted earnings per common share was $1.86 in the first three months of 2026, an increase of 75% from $1.06 in the comparable period of 2025. The increase in net income for 2026 was primarily due to an increase to net interest income of $2.0 million, or 18%, an increase in noninterest income of $0.5 million, or 14%, and a decrease in the provision for credit losses of $0.8 million, or 161%. Offsetting these positive contributions was an increase in noninterest expense of $0.7 million, or 6%, and an increase to income tax expense of $0.8 million, or 86%.

Credit loss recovery in the first three months of 2026 (i.e., a credit to pre-tax earnings) was $305,000, compared to credit loss expense of $501,000 in the prior year period.

Total assets were $1.582 billion as of March 31, 2026 versus $1.596 billion as of December 31, 2025, a decrease of $14.1 million, or 0.9%. Balance sheet compression was driven by decreases to total loans, net of the allowance for credit losses, which decreased $21.0 million, or 1.6%. This is normal fluctuation between year-end and the first quarter with our agriculture portfolio.

Selected information about our results for the three months ended March 31, 2026 and 2025 is scheduled below:

	Quarter Ended March 31,		Increase (Decrease)
Statement of Income Data	2026	2025	Amount	%
Interest income	$20,970	$19,530	$1,440	7.4%
Interest expense	7,286	7,892	(606)	(7.7%)
Net interest income	13,684	11,638	2,046	17.6%
Credit loss expense (recovery)	(305)	501	(806)	(160.9%)
Noninterest income	4,112	3,596	516	14.3%
Noninterest expense	11,997	11,300	697	6.2%
Income tax expense	1,632	879	753	85.7%
Net Income	$4,472	$2,554	$1,918	75.1%

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,498,937	$1,461,302	$37,635	2.6%
Average total assets	1,574,254	1,523,355	50,899	3.3%
Average stockholders’ equity	160,738	144,834	15,904	11.0%

Selected Financial Ratios
Return on average assets	1.21%	0.71%	0.5%	70.7%
Return on average equity	11.28%	7.15%	4.1%	57.8%
Net interest margin (1)	3.73%	3.26%	0.5%	14.5%
Dividend payout ratio	14.89%	23.38%	(8.5%)	(36.3%)

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Individual components of net income are discussed in more detail below.

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The FOMC decreased the target federal funds interest rate by a total of 75 basis points from September through December of 2025, which will impact the comparability of net interest margin between 2026 and 2025.

Our net interest income was $13.7 million and $11.6 million for the three months ended March 31, 2026 and 2025, respectively. In the first three months of 2026, on a full-tax equivalent basis, our net interest margin improved to 3.73% from 3.26% in the same period of 2025. The improvement in net interest margin was due primarily to higher loan yields and a decrease in the cost of time deposits and FHLB advances.

For the three months ended March 31, 2026, on a full-tax equivalent basis, total interest income improved by $1.4 million, or 7%, compared to the same period of 2025. The increase was substantially due to higher loan yields. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. The loan yields increased to 6.09% from 5.77% for the same period in the prior year.

During the three months ended March 31, 2026, the average amortized cost balance of debt securities was $162.8 million, a 2.2% increase from the comparable period of 2025.

For the three months ended March 31, 2026, dividends on Federal Home Loan Bank of Chicago (“FHLB”) stock increased to $91 from $84 in the comparable period of 2025. The increase was primarily due to a 1.6% increase in average balance. The timing of dividend payments and stock purchases and redemptions may distort the yield on average balances.

Interest expense decreased by $0.6 million, or nearly 7.7%, in the three months ended March 31, 2026, compared to the same period in 2025. Interest expense on time deposits decreased by $604,000 because the average balance decreased slightly and the interest rate declined, from 3.86% to 3.47%. The cost of total interest-bearing deposits declined to 2.36% in three months ended March 31, 2026, from 2.59% in the comparable period of 2025.

Average interest-bearing deposits in the three months ended March 31, 2026 were 1.6% more than in the comparable period of 2025. Average time deposits decreased by nearly 1.9% and average interest-bearing demand deposits decreased by nearly 1.9%. Average savings and money market account balances increased nearly 10.2% compared to the first three months of 2025.

During the three months ended March 31, 2026, the rate on FHLB advances was 3.97%, as compared to the 4.58% cost during the comparable period of 2025.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2026 and 2025. Non-accrual loans are included in average balances. The yields in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the “net interest margin” for the periods shown.

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(Dollars in thousands)			(Dollars in thousands)
Assets
Loans (1) (2)	$1,296,803	$19,476	6.09%	$1,271,296	$18,228	5.77%
Debt securities - taxable	111,493	713	2.59%	108,281	582	2.16%
Debt securities - tax-exempt (3)	51,327	499	3.94%	50,986	470	3.70%
Interest-bearing balances at banks	33,731	288	3.46%	24,816	255	4.13%
Federal funds sold	2,034	8	1.60%	2,429	10	1.66%
Federal Home Loan Bank stock	3,549	91	10.40%	3,494	84	9.67%
Total interest-earning assets	1,498,937	21,075	5.70%	1,461,302	19,629	5.40%
Cash and due from banks -noninterest bearing	17,479			16,323
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$278,216	$883	1.29%	$283,720	$955	1.35%
Savings and money market	355,064	1,435	1.64%	322,288	1,351	1.69%
Time deposits	493,068	4,222	3.47%	502,512	4,826	3.86%
Total interest-bearing deposits	1,126,348	6,540	2.35%	1,108,520	7,132	2.59%
Federal Home Loan Bank advances	51,828	508	3.98%	43,361	494	4.58%
Securities sold under agreement to repurchase	21,740	151	2.82%	20,215	178	3.54%
Subordinated debt	9,863	87	3.58%	9,838	88	3.60%
Total interest-bearing liabilities	1,209,779	7,286	2.44%	1,181,934	7,892	2.69%
Non-interest bearing demand deposits	183,390			178,802

Net interest income / margin (3)		$13,789	3.73%		$11,737	3.26%
Less tax equivalent adjustment		(105)			(99)
Net interest income		$13,684			$11,638

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

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the three months ended March 31, 2026.

	Three Months Ended March 31, 2026
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$232	$1,016	$1,248
Debt securities - taxable	16	115	131
Debt securities - tax-exempt (1)	(1)	30	29
Interest-bearing balances at banks	74	(41)	33
Federal funds sold	(2)	(0)	(2)
Federal Home Loan Bank stock	1	6	7
Total interest income	$320	$1,126	$1,446

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$(25)	$(47)	$(72)
Savings and money market deposits	121	(37)	84
Time deposits	(121)	(483)	(604)
Total interest expense on deposits	(25)	(567)	(592)
Federal Home Loan Bank advances	277	(263)	14
Securities sold under agreement to repurchase	119	(146)	(27)
Subordinated debt	1	(2)	(1)
Total interest expense	372	(978)	(606)

Net interest income (1)	$(52)	$2,104	$2,052
Tax equivalent adjustment			(6)
Net interest income			$2,046

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

At March 31, 2026, our recovery of credit loss expense on loans was $96,000 and credit loss recovery on off-balance sheet loans was $209,000. The loan portfolio decreased approximately $21 million during the quarter, with decreases in commercial real estate, agriculture, and construction loans. Economic conditions have been mixed, resulting in steady loss rate calculations for individual segments, while additional reserves for individually evaluated loans offset the lower reserves on outstanding balances. Although the balance of unfunded commitments was relatively flat, offsetting changes to higher rate construction balances and lower rate agriculture, resulted in a reserve excess. The net effect was a recovery of credit loss expense.

Reserves for potential losses on individual problem loans were approximately $1.4 million at March 31, 2026 and $1.0 million at December 31, 2025.

Non-Interest Income

The following table sets forth the Company’s various components of non-interest income for the three months ended March 31, 2026 and 2025.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percentage
	(Dollars in thousands)
Non-interest income
Service charges on deposits	$270	$260	$10	3.8%
Mortgage banking income	2,535	2,178	357	16.4%
Debit card and ATM fees	436	427	9	2.1%
Insurance services	472	409	63	15.4%
Trust fees	36	37	(1)	(2.7%)
Other customer service fees	43	45	(2)	(4.4%)
Earnings on Bank-owned life insurance	143	139	4	2.9%
Gains (losses) on sales of securities	-	-	-	0.0%
Other non-interest income	177	101	76	75.2%
Total non-interest income	$4,112	$3,596	$516	14.3%

Non-interest income was $4.1 million in the three months ended March 31, 2026 and $3.6 million in the three months ended March 31, 2025, representing a 14.3% increase.

Insurance service revenue contributed to the increase in consolidated non-interest income in 2026. The timing of premium payments received from customers may skew insurance revenue from one quarter to the next. Insurance services revenue is generated by Tri-County Insurance Services, Inc. (d/b/a First State Insurance) (“FSI”), a wholly-owned subsidiary of the Bank. FSI had revenue of $472,000 in the three months ended March 31, 2026, an increase of $63,000, or 15%, from the same period in 2025. The revenue increase in 2026 is primarily due to incentive commissions received from insurers. FSI continues to be profitable, with net income of $122,000 and $127,000 in the three months ended March 31, 2026 and 2025, respectively.

The average balance of our investment in life insurance policies was $20.9 million and $20.3 million during the first three months of 2026 and 2025, respectively. No death benefits were received in either year. As an investment, the policies are designed to be held until death of the insured.

Most of our mortgage banking activity occurs at First State Mortgage Services, LLC (“FSM”), a wholly-owned subsidiary of the Bank. Mortgage banking income increased by $357,000, or 16%, in the three months ended March 31, 2026 compared to the same period in 2025.

FSM is structured to provide conventional and government-sponsored financing on 1-4 family residences. FSM’s profitability and mortgage loan volume are greatly affected by market interest rates. Rising interest rates, beginning in March 2022, have substantially ended mortgage refinancing activity and slowed the pace of home sales. Demand for new single-family homes still exists, but the supply of existing homes on the market has been reduced. FSM had 63 full-time equivalent employees at March 31, 2026, compared to 68 at March 31, 2025. We continue to try and adjust the scale of mortgage operations without significantly reducing our capacity to serve our markets.

Despite the less favorable rate environment in recent years, FSM financial performance has been improving. The net loss for the first three months of 2026 was 22% less than the comparable period in 2025. FSM had a net loss of $384,000 for the quarter ended March 31, 2026, compared to a net loss of $495,000 for the quarter ended March 31, 2025. FSM had a net loss of approximately $1.1 million for the year 2025.

Non-Interest Expense

The following table sets forth the various components of our non-interest expense for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percentage
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$8,003	$7,552	$451	6.0%
Occupancy	676	669	7	1.0%
Furniture and equipment	285	283	2	0.7%
Data processing	995	990	5	0.5%
FDIC insurance assessments	177	167	10	6.0%
Insurance	39	31	8	25.8%
Advertising	146	156	(10)	(6.4%)
Professional fees	373	372	1	0.3%
Other non-interest expense	1,303	1,080	223	20.6%
Total non-interest expense	$11,997	$11,300	$697	6.2%

Efficiency ratio	67.4%	74.2%	(6.8%)	(9.1%)
FTE employees at quarter-end	281	288	(7)	(2.4%)

Despite inflationary pressures, we were successful in controlling non-interest expense during the three months ended March 31, 2026, although total non-interest expense increased more than the rate of inflation.

In the three months ended March 31, 2026, our efficiency ratio decreased to 67.4% from 74.2% for the comparable period of 2025. The lower efficiency ratio results from significantly higher net interest income and non-interest income, up 18% and 14%, respectively. In contrast, non-interest expense increased 6% since March 31, 2025, largely due to the costs of preparing our registration statement and filing costs.

Income Taxes

Income tax expense was $1.6 million and $0.9 million in the three months ended March 31, 2026 and 2025, respectively. The 86% increase in income tax expense was directionally consistent with the 78% increase in pre-tax income. Our effective income tax rate (income tax expense divided by pre-tax income) was 26.7% and 25.6% in the first three months of 2026 and 2025, respectively, compared to the combined federal and state statutory income tax rate of approximately 28.5%. The difference between the combined federal and state statutory rate and our effective tax rate is primarily due to tax-exempt interest income and earnings on Bank-owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $1.58 billion at March 31, 2026, representing a decrease of $14.1 million, or 0.9%, from December 31, 2025. The most significant change in assets was the $21.1 million (or 1.6%) decrease in loans (not including loans held for sale). Asset decline was also attributed to paydowns of FHLB borrowings.

Our primary investing activities are the origination of real estate, commercial, and agricultural loans and the purchase of debt securities. Assets are funded primarily by deposits, borrowings such as FHLB advances, securities sold under agreement to repurchase and stockholders’ equity.

Our primary earning assets and funding sources are discussed below, including significant changes in our assets, liabilities, and stockholders’ equity during the first three months of 2026.

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

Our investment portfolio increased $0.5 million from December 31, 2025, to March 31, 2026 with the purchase of additional securities to the portfolio.

The amortized cost and fair value of our Treasury securities were $16.0 million and $15.5 million, respectively at March 31, 2026. The amortized cost and fair value of our Treasury securities were $23.8 million and $22.9 million, respectively, at March 31, 2025. The amortized cost and fair value of our Treasury securities were $18.0 million and $17.5 million, respectively at December 31, 2025. Our federal agency obligations consist of securities issued by U.S. government-sponsored enterprises, primarily the FHLB. We also invest in SBA guaranteed loan participations.

Unrealized losses in our securities portfolio are due to increases in interest rates rather than credit deterioration. None of our securities has had a past due payment.

Absent credit quality concerns or further increases in market interest rates, unrealized losses on debt securities generally recover as the maturity date approaches.

Loan Portfolio

Our loan portfolio consists of various types of loans. The three segments of our loan portfolio are: commercial (including agricultural production); real estate; and consumer. At March 31, 2026 and December 31, 2025, the real estate segment comprised 88% of our loan portfolio. The real estate segment primarily consists of commercial and one-to-four family residential loans. Smaller portions of the real estate segment are agricultural loans and construction and land loans. Our loans are primarily to borrowers in the Illinois markets where we operate.

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

At March 31, 2026 and December 31, 2025, approximately 90% of our residential real estate loans are secured by first liens on one-to-four family residential properties. The rest of the portfolio consists of home equity loans and other home loans secured by junior liens. At origination, evaluation of borrower repayment ability includes a review of debt to income, credit scores, and certain other information. Collateral coverage is based on appraisals.

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

Loan characteristics and risks and underwriting are described in more detail in our consolidated financial statements in the 2025 Annual Report, primarily in accompanying Notes 1 and 4.

Loan volume in the first three months of 2026 decreased compared to year-end 2025. Total loans were approximately 1.6% less at March 31, 2026 compared to year-end 2025. However, this is typical between year-end and the first quarter given the seasonality of our agriculture portfolio and cash flow inputs.

The following table sets forth loans within each segment of our portfolio at March 31, 2026 and year-end 2025, including their percentage of total loans and increase (decrease) through the first quarter of 2026:

	March 31,	December 31,	March 31,	December 31,	Increase (Decrease)
	2026	2025	2026	2025	in 2026
	(Dollars in thousands)		Percent of Total Loans		Percentage
Commercial
Commercial	$74,942	$71,872	5.8%	5.5%	4.3%
Agricultural	72,118	78,695	5.6%	6.0%	(8.4)%
Other	-	-	0.0%	0.0%
Real estate
Commercial real estate	541,132	549,247	41.8%	41.8%	(1.5)%
Agricultural real estate	169,575	169,779	13.1%	12.9%	(0.1)%
Consumer real estate	397,912	398,022	30.7%	30.3%	(0.0)%
Construction and land	30,883	39,916	2.4%	3.0%	(22.6)%
Consumer
Installment	4,475	4,470	0.3%	0.3%	0.1%
Vehicle	1,738	1,928	0.1%	0.1%	(9.9)%
Credit cards	1,374	1,365	0.1%	0.1%	0.7%
Total loans	1,294,149	1,315,294	100.0%	100.0%	(1.6)%
Allowance for credit losses	(14,893)	(14,992)	(1.2)%	(1.1)%	(0.7)%
Loans, net	$1,279,256	$1,300,302			(1.6)%

Past Due Loans

Loans past due are summarized in the following table.

	(Dollars in thousands)
	March 31,	December 31,
Loans past due	2026	2025
30-89 days past due	$4,964	$6,125
90 or more days past due	6,882	5,253
Total loans past due 30 days or more	$11,846	$11,378

Past due loans remain at manageable levels. At March 31, 2026, three loans comprised 58% of total loans past due 90 days or more. Two of these loans had a balance of approximately $1.2 million each and are secured by owner-operated commercial real estate. The other is an approximate $1.7 million commercial loan that is secured by various collateral. Management believes cash flow from operations and, if necessary, collateral coverage will prevent or mitigate losses on these loans.

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

Total average interest-bearing deposits were $1.1 billion in the first quarter of 2026. Total deposits as of March 31, 2026 were $1.3 billion, representing a $5.1 million (or 0.4%) increase from year-end 2025. At March 31, 2026, deposit categories were similar to year-end 2025 as a percent of total deposits.

We continue to participate in a program offered by the State of Illinois, whereby we obtain time deposit funding in exchange for commitments to make a certain amount of agricultural loans. The average balance of State of Illinois time deposits was $65 million at March 31, 2026 and December 31, 2025.

Deposits as of March 31, 2026 and year-end 2025 are presented below, together with the percentage increase (decrease) as of March 31, 2026:

				Q1 2026
	March 31,	December 31,	Increase	Increase
Deposit Category (Dollars in thousands)	2026	2025	(Decrease)	(Decrease)
Demand, non-interest bearing	$186,586	$167,062	$19,524	11.7%
Demand, interest bearing	282,879	281,169	1,710	0.6%
Savings, including money market	359,836	344,147	15,689	4.6%
Time, $250 and over	146,273	145,357	916	0.6%
Time, under $250	333,464	366,188	(32,724)	(8.9)%
Total deposits	$1,309,038	$1,303,923	$5,115	0.4%

Maturities of time deposits as of March 31, 2026 are shown below:

Maturing Period (Dollars in thousands)	March 31, 2026	Percentage of Total
Within one year	$410,337	85.5%
Over one year through two years	53,974	11.3%
Over two years through three years	13,579	2.8%
Over three years through four years	1,474	0.3%
Over four years through five years	373	0.1%
Total time deposits	$479,737	100.0%

Core deposits are defined by the banking regulators as all deposit accounts of $250,000 and less, minus any fully insured brokered deposits of $250,000 or less. Our core deposits have been relatively stable, while our use of brokered deposits has declined in 2025 and the first three months of 2026. Information about our core deposits and brokered deposits follows as of the dates indicated:

Core and Brokered Deposits	March 31,	December 31,
(Dollars in thousands)	2026	2025

Core deposits	$1,153,709	$1,114,413
% of total deposits	88.1%	85.5%
Change from prior balance sheet date	$39,296	$20,527
% Change from prior balance sheet date	3.5%	1.9%

Brokered deposits	$9,993	$44,921
% of total deposits	0.8%	3.4%

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

As shown below, uninsured and preferred deposit balances have been relatively stable. Estimated uninsured deposits and preferred deposits and their percentage to total deposits follow as of the dates indicated:

Uninsured and Preferred Deposits	March 31, 2026	December 31, 2025
Estimated amount of uninsured deposits	$344,779	$331,528
Preferred deposits	105,082	107,862
Estimated uninsured deposits, net of preferred deposits	$239,697	$223,666
As a percent of total deposits
Estimated uninsured deposits	26.3%	25.4%
Estimated uninsured deposits, net of preferred deposits	18.3%	17.2%

Other Borrowings

We also used repurchase agreements as a funding source. Repurchase agreements provide secured borrowings from customers whose funds exceed FDIC deposit insurance limits. To repay these borrowings, we are required to repurchase identical securities to those that are sold. The average balance of securities sold under agreement to repurchase was $21.7 million and $22.4 million at March 31, 2026 and December 31, 2025, respectively.

We also maintain a borrowing arrangement with the FHLB. FHLB advances totaled $55.9 million at March 31, 2026, compared to $77.9 million at year-end 2025.

Off-Balance Sheet Arrangements

As a provider of financial services, we issue standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards, and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash, and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $6.5 million and $6.9 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, we had outstanding loan commitments, including letters of credit, totaling $329.3 million and $262.9 million, respectively. These commitments consist primarily of unfunded lines of credit and commitments to make loans.

We anticipate that sufficient funds will be available to meet current loan commitments. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As required by ASC 326, we maintain an allowance for expected credit losses on off-balance sheet commitments. The allowance balance is included with other liabilities on our balance sheet. The allowance balance is calculated in the same manner as our allowance for credit losses on loans, except we estimate the percentage of off-balance sheet commitments that we will actually fund in the future. Our allowance for credit losses on off-balance sheet commitments was $0.7 million at March 31, 2026 and $1.0 million at December 31, 2025. There were no charge-offs of any off-balance sheet commitments in 2025 or through March 31, 2026.

Funding at the Company Level

At March 31, 2026 and December 31, 2025, the Company had $10.0 million of subordinated debentures outstanding. These unsecured subordinated debentures mature in 2031.

In 2022, the Company obtained a $10 million operating line of credit from Bankers’ Bank. The line of credit was most recently renewed in 2024 with a maturity date of October 29, 2026. The line of credit is secured by all the stock of the Bank and includes covenants specific to capital and other financial ratios. The Company was in compliance with these covenants at March 31, 2026 and December 31, 2025. There were no borrowings on the line of credit during the first three months of 2026 or during 2025.

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

	March 31,	December 31,
	2026	2025
Collateral pledged to	(Dollars in thousands)
Federal Home Loan Bank	$889,255	$906,150
Federal Reserve Discount Window	106,024	112,294
	$995,279	$1,018,444
Borrowings from the
Federal Home Loan Bank	$55,917	$77,917
Federal Reserve Discount Window	-	-
	$55,917	$77,917
Additional borrowing available from the
Federal Home Loan Bank	$500,566	$474,819
Federal Reserve Discount Window	93,526	92,003
Total borrowing available	$594,092	$566,822

Our most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending, and investing activities during any given year. These liquid assets totaled $204.8 million at March 31, 2026 and $203.8 million at December 31, 2025.

Operating activities used $1.6 million and $4.7 million of cash for the three months ended March 31, 2026 and 2025, respectively. Net income is a primary source of operating cash, as adjusted for certain items including gains on sales of assets, changes in income and expense accruals, and non-cash expenses such as depreciation and the provision for credit losses.

Mortgage banking activity was another important source of cash from operating activities, as shown in the following table.

Cash flows from mortgage loans held for sale (Dollars in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Proceeds from loan sales	$62,818	$50,810
Gains on sales of loans	$(2,458)	$(1,631)
Origination of loans held for sale	(65,482)	(55,746)
Net cash (used)	$(5,122)	$(6,567)

Investing cash flows related to debt securities provided cash in both 2026 and 2025, as summarized below.

Cash flows from security purchases and maturities (Dollars in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Increase (Decrease)
Proceeds from maturities, paydowns, and calls	$6,252	$4,989	$1,263
Purchases of available-for-sale securities	(6,888)	(7,051)	163
Net cash provided (used)	$(636)	$(2,062)	$1,426

In the three months ended March 31, 2026, net cash provided by investing activities was $20.6 million, primarily due to loan (originations) and principal collections, net, of $21.1 million.

Financing activities used $18.6 million of net cash in the three months ended March 31, 2026. Net increases in deposits were $5.1 million in the three months ended March 31, 2026. Decreases of FHLB advances used $22.0 million of financing cash in the three months ended March 31, 2026, as management relied less on other funding sources.

Less significant sources and uses of cash from financing activities include cash dividends paid, purchases and retirement of our common stock, and proceeds from stock options exercised. Netted together, these equity transactions used $1.7 million of cash in the three months ended March 31, 2026.

Cash and cash equivalents increased $0.4 million in the three months ended March 31, 2026. We consider cash and cash equivalents, in combination with other liquidity sources, to be adequate for our operations.

Management believes the Bank’s liquid assets and unused borrowing capacity are sufficient for our operations, including the ability to fund loan originations and meet deposit outflows.

CAPITAL

As of March 31, 2026, total stockholders’ equity was $161.6 million, an increase of $3.9 million, or 2.5%, from $157.8 million at December 31, 2025. The increase to total stockholders’ equity was primarily driven by net income of $4.5 million and was reduced by dividends declared and paid of $0.7 million.

The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of March 31, 2026, the Company’s capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of March 31, 2026 are presented in the table below.

	Capital Ratios		Capital Amounts
Capital ratios of the Bank, as of March 31, 2026	Minimum Required	Actual	Minimum Required	Actual
			(Dollars in thousands)
Common Equity Tier 1 capital to risk-weighted assets (1)	7.0%	14.1%	$83,650	$167,853
Total capital to risk-weighted assets (1)	10.5%	15.3%	$125,475	$182,791
Tier 1 Capital to risk-weighted assets (1)	8.5%	14.1%	$101,575	$167,853
Tier 1 Capital to average assets (leverage ratio) (2)	5.0%	10.8%	$78,095	$167,853

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

Dividends and Share Buybacks

We continue our history of paying cash dividends to stockholders. Dividends were $0.28 per share through three months at March 31, 2026.

Dividends were $1.00 per share for the year ending December 31, 2025. Our ratio of dividends declared to net income was 17% year-to-date in 2025.

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

We purchased and retired 24,800 shares in 2025 for approximately $1.1 million. In the first three months of 2026, we did not purchase or retire any shares.

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

Item 4 – Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2026, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary, routine litigation incidental to their respective businesses.

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

During the first quarter of 2026, the Company did not repurchase any shares of its common stock. At March 31, 2026, our most recent share buyback program had approximately $760,000 remaining.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

N/A.

Item 5 – Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TRI-COUNTY FINANCIAL GROUP, INC.

(Registrant)

Date: May 13, 2026	By:	/s/ Kirk Ross
Kirk Ross
Director, President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2026	By:	/s/ Lana Eddy
Lana Eddy
Chief Financial Officer
(principal financial officer)

-70-