Form 10-Q
period 2026-06-30
Tri-County Financial Group, Inc.
filed 2026-08-13
CIK 1725262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2026
Common Stock, $1.00 par value	2,390,068

PART I - FINANCIAL INFORMATION

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(000s omitted except share data)

	June 30,	December 31,
	2026	2025
A S S E T S
Cash and due from banks	$58,355	$46,193
Federal funds sold	2,548	3,446
Cash and cash equivalents	60,903	49,639
Debt securities available-for-sale, at fair value (amortized cost $156,954 and $162,742, respectively)	147,611	154,207
Federal Home Loan Bank stock, at cost	3,459	3,572
Mortgage loans held for sale	15,184	12,688
Loans, net of allowance for credit losses of $14,789 and $14,992, respectively	1,258,100	1,300,302
Bank-owned life insurance	21,133	20,844
Foreclosed assets, net	101	101
Bank premises and equipment, net	24,051	24,330
Goodwill and other intangibles	8,667	8,678
Accrued interest receivable	8,781	8,222
Other assets	14,083	13,138

Total assets	$1,562,073	$1,595,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$182,756	$167,062
Interest-bearing	1,114,050	1,136,861
Total deposits	1,296,806	1,303,923

Federal Home Loan Bank advances and other borrowings	45,917	77,917
Securities sold under agreements to repurchase	21,404	23,105
Dividends payable	667	607
Accrued interest payable and other liabilities	22,404	22,539
Subordinated debt, net of debt issuance costs of $129 and $146, respectively	9,871	9,859

Total liabilities	1,397,069	1,437,950

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized; 2,388,748 and 2,375,138 shares issued and outstanding, respectively	2,389	2,375
Additional paid-in-capital	20,967	20,426
Retained earnings	148,328	141,073
Accumulated other comprehensive loss	(6,680)	(6,103)
Total stockholders’ equity	165,004	157,771

Total liabilities and stockholders’ equity	$1,562,073	$1,595,721

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Interest income:
Loans, including fees	$19,357	$18,441	$38,569	$36,380
Debt securities:
Taxable	739	649	1,452	1,231
Tax-exempt	381	379	775	750
Mortgage loans held for sale, including fees	320	350	584	639
Dividends	66	63	157	147
Other	368	226	664	491
Total interest income	21,231	20,108	42,201	39,638

Interest expense:
Deposits	6,345	6,959	12,885	14,091
Federal Home Loan Bank advances and other borrowings	570	725	1,165	1,307
Securities sold under agreements to repurchase	152	180	303	358
Total interest expense	7,067	7,864	14,353	15,756

Net interest income	14,164	12,244	27,848	23,882

Credit loss (recovery) of credit loss expense on loans	(100)	103	(196)	334
Credit loss (recovery) of credit loss expense on off-balance sheet credit exposures	1,183	(216)	974	54

Net interest income after credit loss expense (recovery)	13,081	12,357	27,070	23,494

Non-interest income:
Trust department	57	65	93	102
Customer-service fees	307	319	620	624
Mortgage banking	2,700	3,310	5,235	5,488
Insurance services	355	319	827	728
Other	984	645	1,740	1,312
Total non-interest income	4,403	4,658	8,515	8,254

Non-interest expenses:
Salaries and employee benefits	8,041	7,906	16,044	15,458
Occupancy	706	666	1,382	1,335
Furniture and equipment	251	292	536	575
Other	2,844	3,358	5,877	6,154
Total non-interest expenses	11,842	12,222	23,839	23,522

Income before income taxes	5,642	4,793	11,746	8,226

Income tax expense	1,525	1,286	3,157	2,165

Net income	$4,117	$3,507	$8,589	$6,061

Earnings per common share:
Basic	$1.73	$1.47	$3.61	$2.54
Diluted	$1.67	1.46	$3.53	2.52

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$4,117	$3,507	$8,589	$6,061

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	(726)	42	(808)	1,672

Income tax effect	207	(13)	231	(478)
Other comprehensive income (loss), net of taxes	(519)	29	(577)	1,194

Total comprehensive income	$3,598	$3,536	$8,012	$7,255

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Quarterly (unaudited)

(000s omitted except share data)

	Common Stock			Accumulated
	and Non-Voting	Additional		Other
	Common	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, March 31, 2026	$2,378	$20,545	$144,879	$(6,161)	$161,641

Net income	-	-	4,117	-	4,117

Other comprehensive income (loss)	-	-	-	(519)	(519)

Cash dividends on common stock ($0.28 per share)	-	-	(668)	-	(668)

Stock options exercised (10,850 shares)	11	422	-	-	433

Balance, June 30, 2026	$2,389	$20,967	$148,328	$(6,680)	$165,004

Balance, March 31, 2025	$2,388	$20,956	$131,750	$(9,040)	$146,054

Net income	-	-	3,507	-	3,507

Other comprehensive income (loss)	-	-	-	29	29

Cash dividends on common stock ($0.25 per share)	-	-	(597)	-	(597)

Stock options exercised (900 shares)	1	24	-	-	25

Balance, June 30, 2025	$2,389	$20,980	$134,660	$(9,011)	$149,018

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year-to-Date (unaudited)

(000s omitted except share data)

	Common Stock			Accumulated
	and Non-Voting	Additional		Other
	Common	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2025	$2,375	$20,426	$141,073	$(6,103)	$157,771

Net income	-	-	8,589	-	8,589

Other comprehensive income	-	-	-	(577)	(577)

Cash dividends on common stock ($0.56 per share)	-	-	(1,334)	-	(1,334)

Stock options exercised (13,610 shares)	14	541	-	-	555

Balance, June 30, 2026	$2,389	$20,967	$148,328	$(6,680)	$165,004

Balance, December 31, 2024	$2,394	$21,212	$129,793	$(10,205)	$143,194

Net income	-	-	6,061	-	6,061

Other comprehensive income (loss)	-	-	-	1,194	1,194

Cash dividends on common stock ($0.50 per share)	-	-	(1,194)	-	(1,194)

Purchases and retirement of 5,800 Shares of common stock	(6)	(257)	-	-	(263)

Stock options exercised (950 shares)	1	25	-	-	26

Balance, June 30, 2025	$2,389	$20,980	$134,660	$(9,011)	$149,018

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(000s omitted except share data)

	Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,589	$6,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	660	770
Amortization of intangibles	11	11
Net amortization of securities	26	58
Amortization of debt issuance costs	12	12
Provision of credit loss expense	778	388
Deferred income tax	(308)	(229)
Net loss on sales of foreclosed assets	0	25
Net loss on sales of bank premises and equipment	65	0
Net gain on sale of loans	(5,125)	(4,482)
Net mortgage servicing rights amortization	54	153
Origination of loans held for sale	(151,523)	(149,800)
Proceeds from loans held for sale	154,152	140,610
Change in accrued interest receivable	(559)	(557)
Change in bank-owned life insurance	(289)	(281)
Change in other assets	(461)	(942)
Change in accrued interest payable and other liabilities	(1,109)	(176)

Net cash provided by (used in) operating activities	4,973	(8,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns and calls of available-for-sale debt securities	14,932	11,127
Purchases of available-for-sale debt securities	(9,170)	(13,931)
Net redemptions of FHLB stock	113	0
Purchases of FHLB stock	0	(557)
Loan (originations) and principal collections, net	42,398	(2,857)
Proceeds from sales of foreclosed assets	0	794
Proceeds from sales of bank premises and equipment	251	0
Purchases of bank premises and equipment, net	(697)	(306)

Net cash provided by (used in) investing activities	47,827	(5,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$(7,117)	$(4,520)
Net change in securities sold under agreements to repurchase	(1,701)	3,520
Cash dividends paid	(1,273)	(1,194)
Purchases and retirement of common stock	0	(263)
Net change in short-term FHLB advances and other borrowings	(27,000)	9,000
Advances on long-term FHLB advances and other borrowings	0	25,000
Payments on long-term FHLB advances and other borrowings	(5,000)	(15,000)
Proceeds from stock options exercised	555	26

Net cash used in financing activities	(41,536)	16,569

Increase in cash and cash equivalents	11,264	2,460

Cash and cash equivalents:
Beginning of the year	49,639	44,976

Ending of the period	$60,903	$47,436

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest paid:
Deposits	$12,857	$13,997
Securities sold under agreements to repurchase	303	358
FHLB advances and other borrowings	1,193	1,316

Total	$14,353	$15,671

Income taxes paid:
Federal	$1,980	$1,159
State and local Illinois	1,075	675
Other	387	260
Total	$3,442	$2,094

SUPPLEMENTAL DISCLOSURES OF NONCASH AND FINANCING ACTIVITIES:
Dividends payable	$667	$610

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present a fair statement of the results for the interim periods presented. In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. The results of operations, other comprehensive income (loss), the changes in stockholders’ equity, and the cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the SEC. These interim unaudited condensed financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

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

The Company is divided into two reportable segments: Commercial Banking and Mortgage Banking. Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all markets through retail lending, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, agricultural lending, and other banking services. Mortgage banking provides residential mortgage banking products through four offices in Illinois and one office in Wisconsin through our Mortgage Banking Company. The majority of the loans are sold with servicing released.

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

Goodwill and other intangibles:

The premium paid on the assumption of deposit liabilities and the fair value of net assets acquired is accounted for as goodwill and other intangibles. Goodwill and other intangible assets determined to have an indefinite useful life are not amortized but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives, which is ten years. Goodwill is the only intangible asset with an indefinite useful life on the balance sheet.

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

The Federal Reserve Board reduced reserve requirements to zero percent, eliminating the need for depository institutions to maintain balances at the Federal Reserve Bank to satisfy reserve requirements. As a result, at June 30, 2026 and December 31, 2025, there were no reserve requirements in effect.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s (FDIC’s) insured limit of $250. Management believes these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal. At June 30, 2026, the Company’s cash accounts exceeded federally insured limits by $913. The Company also had $40,659 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Debt Securities Available for Sale:

The following tables reflect the amortized cost and fair value of debt securities available for sale as of June 30, 2026:

2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. - sponsored agencies	$26,753	$0	$(976)	$25,777
State and Municipal	56,729	221	(2,856)	54,094
Mortgage Backed	50,853	101	(4,396)	46,558
Collateralized Mortgage Obligations (CMOs)	22,619	32	(1,469)	21,182

	$156,954	$354	$(9,697)	$147,611

The following tables reflect the amortized cost and fair value of debt securities available for sale as of December 31, 2025:

2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries & Govt. - sponsored agencies	$31,744	$0	$(943)	$30,801
State and Municipal	60,070	257	(2,846)	57,481
Mortgage Backed	49,175	299	(4,103)	45,371
Collateralized Mortgage Obligations (CMOs)	21,753	120	(1,319)	20,554

	$162,742	$676	$(9,211)	$154,207

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Debt Securities Available for Sale (continued):

Debt securities with a carrying amount of approximately $68,617 and $66,676 at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral on public deposits, debt securities sold under agreements to repurchase and for other purposes as required or permitted by law.

At June 30, 2026 and December 31, 2025, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its sponsored agencies, in an amount greater than 10% of stockholders’ equity.

As of June 30, 2026 and December 31, 2025, accrued interest on debt securities available-for-sale of $661 and $667, respectively, was excluded from CECL evaluation. Accrued interest on debt securities available-for-sale is recorded within accrued interest receivable on the consolidated balance sheet.

The amortized cost and approximate fair value of debt securities at June 30, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities on mortgage-backed and collateralized mortgage obligation debt securities because the underlying mortgages may be called or prepaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$12,209	$12,080
Due after one year through five years	35,491	34,558
Due after five years through ten years	19,058	17,954
Due after ten years	16,724	15,279
	83,482	79,871
Mortgage Backed	50,853	46,558
Collateralized Mortgage Obligations	22,619	21,182
	$156,954	$147,611

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Debt Securities Available-for-Sale (continued):

Debt securities with unrealized losses as of June 30, 2026 not recognized in income are as follows:

2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treas. & Gov’t - sponsored agencies	$987	$6	$24,790	$970	$25,777	$976
State and Municipal	7,136	31	25,841	2,825	32,977	2,856
Mortgage Backed	8,555	213	28,282	4,183	36,837	4,396
CMOs	5,506	77	11,157	1,392	16,663	1,469

Total	$22,184	$327	$90,070	$9,370	$112,254	$9,697

Debt securities with unrealized losses as of December 31, 2025 not recognized in income are as follows:

2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treas. & Gov’t - sponsored agencies	$0	$0	$30,801	$943	$30,801	$943
State and Municipal	3,335	8	29,054	2,838	32,389	2,846
Mortgage Backed	1,886	44	30,879	4,059	32,765	4,103
CMOs	1,970	3	12,110	1,316	14,080	1,319

Total	$7,191	$55	$102,844	$9,156	$110,035	$9,211

At June 30, 2026 and December 31, 2025, the investment portfolio included 149 and 142 debt securities that were in an unrealized loss position, respectively. Unrealized losses have not been recognized as an allowance for credit losses because the Company does not intend to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans:

The following table presents total loans at June 30, 2026 and December 31, 2025 by portfolio segment and class of loan:

	June 30, 2026	December 31, 2025
Commercial:
Commercial and industrial	$78,493	$71,872
Agricultural	69,929	78,695
Real estate:
Commercial	524,518	549,247
Consumer	393,130	398,022
Agricultural	162,118	169,779
Construction and land	36,827	39,916
Consumer:
Installment	4,910	4,470
Vehicle	1,682	1,928
Credit cards	1,282	1,365
Total loans	1,272,889	1,315,294
Allowance for credit losses	(14,789)	(14,992)
Loans, net	$1,258,100	$1,300,302

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, 2026 follows:

Three Months Ended June 30, 2026	Commercial	Real Estate	Consumer	Total

Beginning balance, March 31, 2026	$1,048	$13,714	$131	$14,893
Credit loss expense (benefit)	171	(281)	10	(100)
Recoveries on loans previously charged-off	0	1	8	9
Less loans charged-off	0	0	(13)	(13)

Ending balance, June 30, 2026	$1,219	$13,434	$136	$14,789

Detailed analysis of the allowance for credit losses by portfolio segment for the six months ended June 30, 2026 follows:

Six Months Ended June 30, 2026	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,037	$13,819	$136	$14,992
Credit loss expense (benefit)	182	(387)	9	(196)
Recoveries on loans previously charged-off	0	2	15	17
Less loans charged-off	0	0	(24)	(24)

Balance at June 30, 2026	$1,219	$13,434	$136	$14,789

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, 2025 follows:

Three Months Ended June 30, 2025	Commercial	Real Estate	Consumer	Total

Beginning balance, March 31, 2025	$1,057	$13,322	$125	$14,504
Credit loss expense	45	44	14	103
Recoveries on loans previously charged-off	10	48	13	71
Less loans charged-off	0	0	(13)	(13)

Ending balance, June 30, 2025	$1,112	$13,414	$139	$14,665

Detailed analysis of the allowance for credit losses by portfolio segment for the six months ended June 30, 2025 follows:

Six Months Ended June 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,101	$13,201	$142	$14,444
Credit loss expense (benefit)	(2)	328	8	334
Recoveries on loans previously charged-off	16	58	26	100
Less loans charged-off	(3)	(173)	(37)	(213)

Balance at June 30, 2025	$1,112	$13,414	$139	$14,665

Detailed analysis of the allowance for unfunded commitments for the three months ended June 30, 2026 follows:

Three Months Ended June 30, 2026	Commercial	Real Estate	Consumer	Total

Beginning balance, March 31, 2026	$87	$619	$2	$708
Credit loss expense (benefit)	6	1,177	0	1,183

Ending balance, June 30, 2026	$93	$1,796	$2	$1,891

Detailed analysis of the allowance for unfunded commitments for the six months ended June 30, 2026 follows:

Six Months Ended June 30, 2026	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$84	$831	$2	$917
Credit loss expense (benefit)	9	965	0	974

Balance at June 30, 2026	$93	$1,796	$2	$1,891

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Detailed analysis of the allowance for unfunded commitments for the three months ended June 30, 2025 follows:

Three Months Ended June 30, 2025	Commercial	Real Estate	Consumer	Total

Beginning balance, March 31, 2025	$86	$1,169	$2	$1,257
Credit loss expense (benefit)	7	(223)	0	(216)

Ending balance, June 30, 2025	$93	$946	$2	$1,041

Detailed analysis of the allowance for unfunded commitments for the six months ended June 30, 2025 follows:

Six Months Ended June 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$96	$889	$2	$987
Credit loss expense (benefit)	(3)	57	0	54

Balance at June 30, 2025	$93	$946	$2	$1,041

The Bank has no commitments to loan additional funds to the borrowers of collateral dependent or non-accrual loans.

Certain purchased loans as later discussed in Note 4 are not considered impaired or non-accrual loans if the expected cash flows as of June 30, 2026 and December 31, 2025 exceed the carrying amount and accretion income is being recorded.

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

As of June 30, 2026 and December 31, 2025, accrued interest on loans of $8,204 and $7,648, respectively, were excluded from CECL evaluation. Accrued interest on loans is recorded within accrued interest receivable on the consolidated balance sheet.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of June 30, 2026.

June 30,	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	$29,028	$11,012	$7,554	$3,697	$2,518	$2,285	$18,819	$74,913
Watch	98	201	136	152	186	0	1,534	2,307
Special Mention	36	0	45	210	10	71	715	1,087
Substandard	0	0	0	18	6	162	0	186
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$29,162	$11,213	$7,735	$4,077	$2,720	$2,518	$21,068	$78,493
Agricultural:
Pass	$2,388	$3,289	$1,182	$1,486	$2,632	$1,693	$49,891	$62,561
Watch	558	419	156	0	54	385	3,929	5,501
Special Mention	0	130	124	736	23	69	385	1,467
Substandard	0	9	110	214	0	20	47	400
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$2,946	$3,847	$1,572	$2,436	$2,709	$2,167	$54,252	$69,929
Real Estate:
Commercial
Pass	$26,785	$77,713	$44,460	$43,561	$99,314	$152,469	$7,892	$452,194
Watch	184	617	5,823	5,992	17,911	23,138	6,730	60,395
Special Mention	0	0	2,257	105	1,112	4,248	0	7,722
Substandard	0	240	554	714	0	2,699	0	4,207
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$26,969	$78,570	$53,094	$50,372	$118,337	$182,554	$14,622	$524,518
Consumer
Pass	$29,365	$53,812	$32,752	$45,793	$69,506	$101,736	$29,740	$362,704
Watch	471	408	8,537	3,735	2,402	11,186	784	27,523
Special Mention	0	217	911	93	62	669	270	2,222
Substandard	0	0	100	0	159	422	0	681
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$29,836	$54,437	$42,300	$49,621	$72,129	$114,013	$30,794	$393,130

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

June 30,	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Real Estate Continued):
Agricultural
Pass	$8,014	$13,694	$10,800	$13,039	$27,657	$69,284	$12,316	$154,804
Watch	0	122	118	0	0	1,878	0	2,118
Special Mention	368	500	0	1,368	0	1,825	0	4,061
Substandard	0	0	0	0	0	1,135	0	1,135
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$8,382	$14,316	$10,918	$14,407	$27,657	$74,122	$12,316	$162,118
Construction and land:
Pass	$9,526	$19,123	$1,724	$1,949	$612	$3,535	$207	$36,676
Watch	0	0	0	0	151	0	0	151
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$9,526	$19,123	$1,724	$1,949	$763	$3,535	$207	$36,827
Consumer:
Installment
Pass	$1,703	$1,454	$401	$317	$302	$609	$119	$4,905
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	5	0	0	5
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$1,703	$1,454	$401	$317	$307	$609	$119	$4,910
Vehicle
Pass	$417	$390	$510	$205	$141	$19	$0	$1,682
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$417	$390	$510	$205	$141	$19	$0	$1,682
Credit cards
Pass	$0	$0	$0	$0	$0	$0	$1,282	$1,282
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$0	$0	$0	$0	$0	$0	$1,282	$1,282
Total Loans
Pass	$107,226	$180,487	$99,383	$110,047	$202,682	$331,630	$120,266	$1,151,721
Watch	1,311	1,767	14,770	9,879	20,704	36,587	12,977	97,995
Special Mention	404	847	3,337	2,512	1,207	6,882	1,370	16,559
Substandard	0	249	764	946	170	4,438	47	6,614
Doubtful	0	0	0	0	0	0	0	0
Total	$108,941	$183,350	$118,254	$123,384	$224,763	$379,537	$134,660	$1,272,889

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of June 30, 2026:

2026	Non-accrual	Non-accrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$162	$0	$6
Agricultural	86	9	302
Real estate:
Commercial real estate	3,581	268	887
Agricultural real estate	0	0	0
Consumer real estate	66	66	815
Consumer:
Installment	0	0	0

Total	$3,895	$343	$2,010

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2025:

2025	Non-accrual	Non-accrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$195	$0	$31
Agricultural	0	0	302
Real estate:
Commercial real estate	4,095	3	246
Agricultural real estate	0	0	0
Consumer real estate	211	214	573
Consumer:
Installment	0	0	6

Total	$4,501	$217	$1,158

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

Loan aging information by class of loan at June 30, 2026 and December 31, 2025:

June 30, 2026	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$140	$27	$6	$173
Agricultural	203	48	331	582
Real estate:
Commercial real estate	2,502	455	4,228	7,185
Agricultural real estate	1,257	0	0	1,257
Consumer real estate	2,005	1,183	815	4,003
Construction & Land real estate	8	0	0	8
Consumer:
Consumer other	24	6	0	30
Consumer vehicle	5	10	0	15

Totals	$6,144	$1,729	$5,380	$13,253

December 31, 2025	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$0	$25	$31	$56
Agricultural	37	0	303	340
Real estate:
Commercial real estate	2,317	382	4,341	7,040
Agricultural real estate	0	0	0	0
Consumer real estate	2,513	825	572	3,910
Consumer:
Installment	11	15	6	32

Totals	$4,878	$1,247	$5,253	$11,378

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Loans (continued):

The following table represents collateral dependent loans. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty, and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2026:

2026	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$199	$0	$0	$199
Agriculture	401	0	0	401
Commercial real estate	0	4,207	0	4,207
Agricultural real estate	0	1,135	0	1,135
Consumer real estate	0	681	0	681
Consumer other	0	0	5	5
Consumer vehicle	0	0	0	0

Totals	$600	$6,023	$5	$6,628

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025:

2025	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$261	$0	$0	$261
Agricultural	304	0	0	304
Commercial real estate	0	4,557	0	4,557
Agricultural real estate	0	1,135	0	1,135
Consumer real estate	100	832	0	932
Consumer other	0	0	13	13
Consumer vehicle	0	0	0	0

Totals	$665	$6,524	$13	$7,202

The Company had no loans modified to borrowers experiencing financial difficulty as of June 30, 2026 and December 31, 2025.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(5)	Mortgage Banking Commitments:

The Company enters into commitments to fund residential mortgage loans (interest rate lock commitments, or IRLC) at specified times in the future, with the intention that these loans will be subsequently sold to third-party investors. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the interest rate lock. These mortgage loan commitments are considered to be derivatives. As of June 30, 2026 and December 31, 2025, the Company had approximately $27,671 and $20,814 respectively, in interest rate lock commitments outstanding.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. During 2026 and 2025, the Mortgage Banking Company used both “best efforts” and “mandatory delivery”, and the Bank used “mandatory delivery” forward loan sale commitments. To facilitate the hedging of the loans, the Company has elected the fair value option for loans held for sale. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, the aggregate fair value, contractual balance, and gain or loss were as follows:

	June 30, 2026	December 31, 2025
Aggregate fair value	$15,184	$12,688
Contractual balance	14,757	12,275

Gain	$427	$413

Changes in the fair value of loans held for sale, interest rate lock commitments and forward contracts are recorded in mortgage banking income in non-interest income.

Best efforts sale commitments are contracts to deliver certain mortgage loans to third-party investors at a specified date and price only if the underlying loan is funded. At June 30, 2026 and December 31, 2025, the Company had approximately $2,888 and $2,728 respectively, in best effort forward sale commitments outstanding.

Mandatory forward sale commitments are contracts to deliver a certain principal amount of mortgage loans to a third-party investor at a specified date and price. If the contractual amount of mortgages are not delivered, then a “pair-off fee” is assessed based on then-current market prices. At June 30, 2026 and December 31, 2025, the Company had approximately $38,957 and $30,401 respectively, in mandatory forward sale commitments outstanding.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(5)	Mortgage Banking Commitments (continued):

The following table provides the components of income from mortgage banking activities for the three months and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Gain on loans sold	$2,668	$5,125
Gain (loss) resulting from the change in fair value of loans held-for-sale	217	13
Gain resulting from the change in fair value of derivatives	54	140
Gain (loss) resulting from the change in forward contracts	(239)	(43)

Total	$2,700	$5,235

The following table provides the components of income from mortgage banking activities for the three months and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025

Gain on loans sold	$2,851	$4,482
Gain resulting from the change in fair value of loans held-for-sale	268	525
Gain resulting from the change in fair value of derivatives	403	760
Gain (loss) resulting from the change in forward contracts	(212)	(279)

Total	$3,310	$5,488

The fair value of mortgage banking derivatives reported as assets and included in other assets was approximately $492 and $352 at June 30, 2026 and December 31, 2025, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

The Company also enters into over-the-counter contracts for the future delivery of mortgage-backed securities. These contracts are fair value hedges, which are also used to offset the interest rate risk related to granting interest rate locks. It is the Company’s practice not to deliver on these contracts for future delivery of mortgage-backed securities. Instead, these contracts are settled with a “pair-off” that is assessed based on then-current market prices. The notional amounts of these contracts were $63,000 and $60,500 as of June 30, 2026 and December 31, 2025, respectively. The fair value of these contracts included in other assets and liabilities was approximately $(43) and $(61) as of June 30, 2026 and December 31, 2025, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at June 30, 2026 and December 31, 2025:

Asset Derivatives

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
IRLCs	$27,671	$492	$20,814	$352

Liability Derivatives

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Forward contracts	$63,000	$(43)	$60,500	$(60)

Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(6)	Bank Premises and Equipment:

The cost of bank premises and equipment and the total accumulated depreciation at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025

Land	$7,795	$7,993
Buildings and improvements	28,961	28,862
Furniture and equipment	7,835	7,556
	44,591	44,411
Less accumulated depreciation	(20,540)	(20,081)

	$24,051	$24,330

(7)	Commitments and Contingencies:

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of June 30, 2026 and December 31, 2025 is approximately as follows:

	June 30, 2026	December 31, 2025

Commitments to extend credit	$370,896	$248,969
Committed credit-card lines	7,286	7,030
Standby letters of credit	6,383	6,873
	$384,565	$262,872

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(7)	Commitments and Contingencies (continued):

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $27,671 and $20,814 at June 30, 2026 and December 31, 2025, respectively, with the remainder at floating market rates. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, crops, livestock, property and equipment, residential real estate, and income-producing commercial properties. Credit-card commitments are unsecured.

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

Federal Home Loan Bank advances and letters of credit:

The Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 76% of the book value of the Bank’s 1-4 family real estate loans, 62% of the book value of the Bank’s revolving home equity lines of credit, 62% of the book value of the Bank’s 1-4 family second mortgages, 62% of the book value of the Bank’s secured farmland loans, 73% of the book value of the multi-family loans and the amount of the Bank’s securities pledged, and 72% of the commercial real estate first-lien loans. The total carrying value of the Bank’s assets pledged for FHLB advances was approximately $860,414 and $906,150 at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the Bank’s available and unused portion of this borrowing agreement totaled approximately $499,837, based on collateral pledged. The Bank may, however, have to purchase additional FHLB stock to support future draws.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(8)	Federal Home Loan Bank Advances and Other Borrowings (continued):

Federal Home Loan Bank advances and letters of credit (continued):

Variable rate advances are due on demand and interest is payable monthly. Various advances were obtained from the FHLB with total outstanding balances of $0 at June 30, 2026 and December 31, 2025.

Fixed rate advances are due at the maturity date, with a prepayment penalty applying and interest payable monthly. Various advances were obtained from the FHLB with a total outstanding balance of $45,917 and $77,917, and various interest rates from 0.00% to 4.46% at June 30, 2026 and December 31, 2025, respectively.

The Bank had four letters of credit totaling $66,045 at June 30, 2026 with maturity dates through May 2027. The Bank had four letters of credit totaling $66,045 at December 31, 2025 with maturity dates through May 2026.

Federal Reserve Bank Discount Window:

The Bank maintains an operating line of credit with the Federal Reserve Bank Discount Window that is secured by commercial and agricultural loans. As of June 30, 2026 and December 31, 2025, the balance owed on the line was $0. The Bank was eligible to borrow up to approximately $102,209 and $92,003, based on collateral of approximately $117,060 and $112,294 at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, the scheduled maturities of Federal Home Loan Bank advances are as follows:

2026

2026	$15,000
2027	22,917
2028	0
2029	0
2030	8,000
$45,917

Bankers’ Bank Borrowings:

During October 2024, Tri-County Financial Group entered into an operating line of credit with Bankers’ Bank for $10,000 at a variable interest rate based upon the Wall Street Journal Prime Rate, less 0.250 percentage points (6.75% prime interest rate at June 30, 2026 and December 31, 2025, respectively). The note is secured by 52,200 shares of the common stock of First State Bank, representing 100% of the issued and outstanding capital stock of the Bank and matures on October 29, 2026. As of June 30, 2026 and December 31, 2025 the balance owed on the line was $0. There were no draws on the operating line of credit at any point during the period ended June 30, 2026 and year ended December 31, 2025.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(9)	Securities Sold Under Agreements to Repurchase:

The agreements to repurchase securities require the Company (seller) to repurchase identical securities as those that are sold. The securities underlying the agreements were under the Company’s control. Information about the repurchase agreements at June 30, 2026 follows:

2026
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,812
Mortgage-backed	5,634
Collateralized mortgage obligations (CMOs)	2,958

Total securities sold under agreements to repurchase	$21,404

Information about the repurchase agreements at December 31, 2025 follows:

2025
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,846
Mortgage-backed	7,234
Collateralized mortgage obligations (CMOs)	3,025

Total securities sold under agreements to repurchase	$23,105

The maximum amount of outstanding agreements at any month end during the six months ended 2026 and 2025 totaled $27,994 and $28,325 respectively, and the monthly average of such agreements totaled $21,724 and $20,331 for the six months ended 2026 and 2025, respectively.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(10)	Subordinated Debentures (continued):

At June 30, 2026 and December 31, 2025, subordinated debentures are as follows:

	June 30, 2026		December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs

Subordinated debentures, due 2031 and 2026, respectively	$10,000	$129	$10,000	$141

(11)	Deposits:

At June 30, 2026, the scheduled maturities of time deposits are as follows:

2026	$425,567
2027	40,965
2028	13,242
2029	1,096
2030	341

Total	$481,211

Brokered certificates were $9,996 and $44,921 at June 30, 2026 and December 31, 2025 respectively.

The aggregate amounts of time deposits (including certificates of deposit) in denominations that exceed the FDIC insurance limit of $250 were approximately $150,452 and $145,358 as of June 30, 2026 and December 31, 2025, respectively.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(12)	Transactions with Related Parties:

Certain directors, executive officers, and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of approximately $3,858 and $6,426 at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, total principal additions were $4,472 and total principal payments were $5,768. Changes in related party composition during the quarter totaled a decrease of $1,272.

Deposit accounts with related parties totaled approximately $3,479 and $4,659 at June 30, 2026 and December 31, 2025, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes, as of June 30, 2026 and December 31, 2025, the Bank met all capital-adequacy requirements to which they are subject.

As of June 30, 2026, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2026 that management believes have changed this categorization.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(13)	Minimum Capital Requirements (continued):

The actual capital amounts and ratios for the Bank are also presented in the following table as of June 30, 2026 and December 31, 2025:

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2026:

Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$171,392	14.4%	$	>53,549	>4.5%	$	>77,349	>6.5%
Total Capital (to Risk-Weighted Assets) Bank	$186,267	15.7%	$	>95,199	>8.0%	$	>118,998	>10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$171,392	14.4%	$	>71,399	>6.0%	$	>95,199	>8.0%
Tier-I Capital (To Average Assets) Bank	$171,392	11.0%	$	>62,334	>4.0%	$	>77,918	>5.0%

As of December 31, 2025:
Common equity Tier 1 capital(to Risk-Weighted Assets) Bank	$164,600	13.8%	$	>53,867	>4.5%	$	>77,808	>6.5%
Total Capital (to Risk-Weighted Assets) Bank	$178,511	14.9%	$	>95,763	>8.0%	$	>119,704	>10.0%
Tier-I Capital (to Risk-Weighted Assets) Bank	$164,600	13.8%	$	>71,823	>6.0%	$	>95,763	> 8.0%
Tier-I Capital (To Average Assets) Bank	$164,600	10.5%	$	>62,632	>4.0%	$	>78,290	>5.0%

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

(14)	Earnings Per Common Share:

For the three months and six months ended June 30, 2026 earnings per common share have been computed based on the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026

Net income	$4,117	$8,589

Income available to common stockholders	$4,117	$8,589

Average number of common shares outstanding used to calculate basic earnings per common share	2,380,850	2,378,562

Effect of dilutive securities:
Stock options	55,655	55,655

Average number of common shares outstanding used to calculate diluted earnings per common share	2,436,505	2,434,217

For the three months and six months ended June 30, 2025 earnings per common share has been computed based on the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025

Net income	$3,507	$6,061

Income available to common stockholders	$3,507	$6,061

Average number of common shares outstanding used to calculate basic earnings per common share	2,388,627	2,388,757

Effect of dilutive securities:
Stock options	18,019	18,019

Average number of common shares outstanding used to calculate diluted earnings per common share	2,406,646	2,406,776

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(15)	Fair Value Measurements:

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

The following table presents the Company’s approximate fair value hierarchy for assets measured at fair value as of June 30:

2026
		Fair Value Measurements at
		Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets:
Debt securities available for sale	$147,611	$12,553	$135,058
Mortgage loans held for sale	$15,184		$15,184
Derivative assets	$492		$492
Liabilities:
Forward contracts	$43		$43

Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$5,532			$5,532
Foreclosed assets	$101			$101

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(15)	Fair Value Measurements (continued):

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30:

2026
		Fair Value Measurements at
		Reporting Date Using
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$60,903	$60,903			$60,903
Securities available for sale	147,611	12,553	135,058		147,611
Federal Home Loan Bank stock	3,459			3,459	3,459
Mortgage loans held for sale	15,184		15,184		15,184
Loans, net	1,258,100			1,251,905	1,251,905
Accrued interest receivable	8,781	8,781			8,781
Mortgage servicing rights	531		4,593		4,593
Derivative assets	492		492		492

Financial liabilities:
Deposits	$1,296,806	$908,724		$388,335	$1,297,059
FHLB advances and other borrowings	45,917			45,917	45,917
Securities sold under agreements to repurchase	21,404	21,404			21,404
Accrued interest payable	2,663	2,663			2,663
Forward commitments	43		43		43

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

Selected financial information by business segment is as follows for the three months ended June 30, 2026:

Three Months Ended June 30, 2026	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$14,114	$61	$(11)	$14,164
Credit loss expense	1,083	0	0	1,083
Mortgage banking revenues	345	2,336	19	2,700
All other non-interest income	1,458	0	245	1,703
Non-interest expenses	8,951	2,931	(40)	11,842
Income (loss) before income tax expense	5,883	(534)	293	5,642
Income tax expense (benefit)	1,657	(132)	0	1,525
Net income (loss)	4,226	(402)	293	4,117

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(17)	Segments (continued):

Selected financial information by business segment is as follows for the six months ended June 30, 2026:

Six Months Ended June 30, 2026	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$27,728	$140	$(20)	$27,848
Credit loss expense	778	0	0	778
Mortgage banking revenues	715	4,485	35	5,235
All other non-interest income	2,821	0	459	3,280
Non-interest expenses	18,224	5,696	(81)	23,839
Income (loss) before income tax expense	12,262	(1,071)	555	11,746
Income tax expense (benefit)	3,442	(285)	0	3,157
Net income (loss)	8,820	(786)	555	8,589

Selected financial information by business segment is as follows for the three months ended June 30, 2025:

Three Months Ended June 30, 2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$12,198	$60	$(14)	$12,244
Recovery of credit loss expense	(113)	0	0	(113)
Mortgage banking revenues	298	2,988	24	3,310
All other non-interest income	1,348	0	0	1,348
Non-interest expenses	9,247	3,015	(40)	12,222
Income (loss) before income tax expense	4,790	33	(30)	4,793
Income tax expense (benefit)	1,265	21	0	1,286
Net income (loss)	3,525	12	(30)	3,507

Selected financial information by business segment is as follows for the six months ended June 30, 2025:

Six Months Ended June 30, 2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$23,738	$166	$(22)	$23,882
Credit loss expense	388	0	0	388
Mortgage banking revenues	635	4,816	37	5,488
All other non-interest income	2,766	0	0	2,766
Non-interest expenses	17,963	5,640	(81)	23,522
Income (loss) before income tax expense	8,950	(658)	(66)	8,226
Income tax expense (benefit)	2,341	(176)	0	2,165
Net income (loss)	6,609	(482)	(66)	6,061

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

18)	Subsequent events:

On August 10, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HBT Financial, Inc. (“HBT Financial”) and HB-TYFG Merger, Inc., a Delaware corporation and wholly-owned subsidiary of HBT (“MergerCo”), pursuant to which MergerCo will merge with and into the Company, with the Company as the surviving entity, which will then merge with and into HBT Financial, with HBT Financial as the surviving entity of the Merger. Immediately following the Merger, and subject to the occurrence of the Merger, the Bank will merge with and into Heartland Bank and Trust Company, HBT Financial’s wholly-owned subsidiary bank (“Heartland Bank”), with Heartland Bank as the surviving entity of such Merger.

Upon the terms and subject to the conditions of the Merger Agreement, at the effective time, each share of common stock of the Company will be converted into the right to receive, at the option of each Company stockholder, one of the following: (i) 2.4589 validly issued, fully paid and nonassessable shares of HBT common stock, (ii) cash in the amount of $71.01, or (iii) a combination of cash and shares of HBT common stock, in each case subject to adjustment and to the election and proration procedures as provided in the Merger Agreement. In aggregate, based on the Company’s common stock and stock options outstanding as of the date hereof, Company stockholders are expected to receive cash consideration of approximately $59.9 million and stock consideration of approximately 3.8 million shares of HBT common stock. Pursuant to the Merger Agreement, the Bank and its wholly-owned subsidiary, First State Mortgage Services, LLC (“FSM”) entered into a letter of intent to sell substantially all assets of FSM.

The Company has evaluated events that have occurred subsequent to June 30, 2026, and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As noted in Note 18 – Subsequent Events, the Company entered into a Merger Agreement with HBT Financial and MergerCo, pursuant to which MergerCo will merge with and into the Company, with the Company as the surviving entity, which will then merge with and into HBT Financial, with HBT Financial as the surviving entity of the merger. The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of and for the three and six months ended June 30, 2026 and 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Net interest income (GAAP)	$14,164	$12,244	$27,848	$23,882
Tax-equivalent adjustment on securities exempt from federal income tax	101	101	206	199
Net interest income, FTE (non-GAAP)	$14,265	$12,345	$28,054	$24,081

Average balance of total interest-earning assets	$1,501,728	$1,471,844	$1,502,550	$1,465,637

Net interest margin (annualized net interest income divided by the average balance of total interest-earning assets) (GAAP)	3.78%	3.37%	3.74%	3.29%

Net interest margin, FTE (annualized net interest income, FTE, divided by the average balance of total interest earning assets) (non-GAAP)	3.81%	3.40%	3.77%	3.31%

The efficiency ratio is a non-GAAP financial measure that is calculated by dividing non-interest expense by total revenue (net interest income plus non-interest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of our efficiency ratio for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Non-interest expense	$11,842	$12,222	$23,839	$23,522

Net interest income	$14,164	$12,244	$27,848	$23,882
Non-interest income	4,403	4,658	8,515	8,254
Total Revenue	$18,567	$16,902	$36,363	$32,136

Efficiency ratio (non-interest divided by total revenue) (non-GAAP)	63.8%	72.3%	65.6%	73.2%

Summary of Performance

Selected information about our results for the six months ended June 30, 2026 and 2025 are scheduled below:

	Six Months Ended June 30,		Increase (Decrease)
Statement of Income Data	2026	2025	Amount	%
Interest income	$42,201	$39,638	$2,563	6.5%
Interest expense	14,353	15,756	(1,403)	(8.9)%
Net interest income	27,848	23,882	3,966	16.6%
Credit loss expense (recovery)	778	388	390	100.5%
Noninterest income	8,515	8,254	261	3.2%
Noninterest expense	23,839	23,522	317	1.3%
Income tax expense	3,157	2,165	992	45.8%
Net Income	$8,589	$6,061	$2,528	41.7%

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,502,550	$1,465,637	$36,913	2.5%
Average total assets	1,569,891	1,527,438	42,453	2.8%
Average stockholders’ equity	162,388	146,245	16,143	11.0%

Selected Financial Ratios
Return on average assets	1.10%	0.80%	0.30%	37.9%
Return on average equity	10.67%	8.36%	2.31%	27.6%
Net interest margin (1)	3.77%	3.31%	0.45%	13.6%
Stockholders’ equity to total assets	10.56%	9.53%	1.03%	10.8%
Dividend payout ratio	15.53%	19.70%	(4.17)%	(21.2)%

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Net income for the first six months of 2026 was $8.6 million, which increased $2.5 million, or 41.7%, from $6.1 million for the comparable period of 2025. Diluted earnings per common share was $3.53 for the six months ended June 30, 2026, an increase of $1.01 from $2.52 in the comparable period of 2025.

Credit loss expense in the first six months of 2026 was $778,000, compared to a credit loss expense of $388,000 in the prior year period.

Selected information about our results for the three months ended June 30, 2026 and 2025 is scheduled below:

	Three Months Ended June 30,		Increase (Decrease)
Statement of Income Data	2026	2025	Amount	%
Interest income	$21,231	$20,108	$1,123	5.6%
Interest expense	7,067	7,864	(797)	(10.1)%
Net interest income	14,164	12,244	1,920	15.7%
Credit loss expense (recovery)	1,083	(113)	1,196	(1058.4)%
Noninterest income	4,403	4,658	(255)	(5.5)%
Noninterest expense	11,842	12,222	(380)	(3.1)%
Income tax expense	1,525	1,286	239	18.6%
Net Income	$4,117	$3,507	$610	17.4%

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,501,728	$1,471,844	$29,884	2.0%
Average total assets	1,575,134	1,533,803	41,331	2.7%
Average stockholders’ equity	164,039	147,654	16,385	11.1%

Selected Financial Ratios
Return on average assets	1.10%	0.97%	0.13%	13.8%
Return on average equity	10.07%	9.63%	0.43%	4.5%
Net interest margin (1)	3.81%	3.40%	0.41%	12.0%
Stockholders’ equity to total assets	10.56%	9.53%	1.03%	10.8%
Dividend payout ratio	16.23%	17.02%	(0.80)%	(4.7)%

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Net income in the second quarter of 2026 was $4.1 million, which increased $0.6 million, or 17.4%, from $3.5 million for the comparable period of 2025. Diluted earnings per common share was $1.67 in the second quarter of 2026, an increase of $0.21 from $1.46 in the comparable period of 2025.

Credit loss expense in the second quarter of 2026 was $1.1 million, compared to credit loss recovery of $0.1 million in the prior year period. The credit loss expense in the second quarter is mostly attributable to an approximate $51 million increase in unfunded commitments during the quarter, which resulted in a larger reserve for the unfunded commitments.

Total assets were $1.56 billion as of June 30, 2026 versus $1.60 billion as of December 31, 2025, a decrease of $33.6 million or 2.1%. Balance sheet compression was driven by decreases to total loans, net of the allowance for credit losses, which decreased $0.2 million or 1.4%.

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

Our net interest income was $27.8 million and $23.9 million for the six months ended June 30, 2026 and 2025, respectively. In the first six months of 2026, on a full-tax equivalent basis, our net interest margin improved to 3.77% from 3.31% in the same period of 2025. The improvement in net interest margin was due primarily to higher loan yields and a decrease in the cost of time deposits and FHLB advances.

Our net interest income was $14.2 million and $12.2 million for the three months ended June 30, 2026 and 2025, respectively. In the second quarter of 2026, on a full-tax equivalent basis, our net interest margin improved to 3.81% from 3.40% in the same period of 2025.

For the six months ended June 30, 2026, on a full-tax equivalent basis, total interest income improved by $2.6 million, or 6.5%, compared to the same period of 2025. The increase was due to higher loan yields. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. The loan yields increased to 5.69% from 5.48% for the same period in the prior year.

For the three months ended June 30, 2026, on a full-tax equivalent basis, total interest income improved by $1.1 million, or 5.6%, compared to the same period of 2025. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. The loan yields increased to 5.70% from 5.57% for the same period in the prior year.

During the six months ended June 30, 2026, the average amortized cost balance of debt securities was $160.0 million, or a 0.8% decrease from the comparable period of 2025.

For the six months ended June 30, 2026, dividends on Federal Home Loan Bank of Chicago (“FHLB”) stock increased to $157,000 from $147,000 in the comparable period of 2025. The timing of dividend payments and stock purchases and redemptions may distort the yield on average balances.

Interest expense decreased by $1.4 million, or nearly 8.9%, in the six months ended June 30, 2026, compared to the same period in 2025. Interest expense on time deposits decreased by $1.3 million because the average balance decreased slightly and the interest rate declined, from 3.81% to 3.40%. The cost of total interest-bearing deposits declined to 2.31% in six months ended June 30, 2026, from 2.57% in the comparable period of 2025.

Interest expense decreased by $0.8 million, or nearly 10.1%, in the three months ended June 30, 2026, compared to the same period in 2025. Interest expense on time deposits decreased by $0.7 million because the average balance decreased and the interest rate declined, from 3.78% to 3.33%. The cost of total interest-bearing deposits declined to 2.27% in the three months ended June 30, 2026, from 2.56% in the comparable period of 2025.

Average interest-bearing deposits in the six months ended June 30, 2026 were nearly 2% more than in the comparable period of 2025. Average time deposits decreased by nearly 3% and average interest-bearing demand deposits decreased by nearly 5%. Average savings and money market account balances increased nearly 15%, compared to the first six months of 2025.

Average interest-bearing deposits in the three months ended June 30, 2026 were nearly 2% more than in the comparable period of 2025. Average time deposits decreased by nearly 4% and average interest-bearing demand deposits decreased by nearly 5%. Average savings and money market account balances increased nearly 17% compared to the second quarter of 2025.

During the three months ended June 30, 2026, the rate on FHLB advances was 4.04% as compared to the 4.57% cost during the comparable period of 2025.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2026 and 2025. Non-accrual loans are included in average balances. The yields in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the “net interest margin” for the periods shown.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
			(Dollars in thousands)
Assets
Loans (1) (2)	$1,300,239	$39,153	6.07%	$1,278,533	$37,019	5.84%
Debt securities - taxable	111,121	1,452	2.64%	109,055	1,231	2.28%
Debt securities - tax-exempt (3)	50,397	981	3.93%	51,345	949	3.73%
Interest-bearing balances at banks	35,251	647	3.70%	21,167	471	4.49%
Federal funds sold	2,075	17	1.65%	2,103	20	1.92%
Federal Home Loan Bank stock	3,467	157	9.13%	3,434	147	8.63%
Total interest-earning assets	1,502,550	42,407	5.69%	1,465,637	39,837	5.48%
Cash and due from banks -noninterest bearing	16,900			16,299
Cash surrender value of life insurance	20,997			20,412
Premises and equipment, net	23,945			25,075
Unrealized gains (losses) on securities	(8,552)			(13,747)
Allowance for credit losses on loans	(14,940)			(14,488)
Other assets	28,991			28,250
Total assets	$1,569,891			$1,527,438
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$273,874	$1,705	1.26%	$284,177	$1,972	1.40%
Savings and money market	362,331	2,976	1.66%	319,795	2,655	1.67%
Time deposits	486,384	8,204	3.40%	500,296	9,464	3.81%
Total interest-bearing deposits	1,122,589	12,885	2.31%	1,104,268	14,091	2.57%
Federal Home Loan Bank advances	49,409	982	4.01%	48,512	1,121	4.66%
Securities sold under agreement to repurchase	21,724	303	2.81%	20,331	358	3.55%
Federal funds purchased and other borrowings	466	8	3.46%	420	11	5.28%
Subordinated debt	9,866	175	3.58%	9,841	175	3.59%
Total interest-bearing liabilities	1,204,054	14,353	2.40%	1,183,372	15,756	2.68%
Non-interest bearing demand deposits	183,836			178,895
Other noninterest bearing liabilities	19,613			18,926
Total liabilities	1,407,503			1,381,193
Stockholders’ equity	162,388			146,245
Total liabilities and stockholders’ equity	$1,569,891			$1,527,438

Net interest income / margin (3)		$28,054	3.77%		$24,081	3.31%
Less tax equivalent adjustment		(206)			(199)
Net interest income		$27,848			$23,882

(1) Includes loans held for sale and nonaccrual loans.

(2) Yield amounts on loans include fees.

(3) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

The following table sets forth average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2026 and 2025. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the net interest margin for the periods shown.

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(Dollars in thousands)			(Dollars in thousands)
Assets
Loans (1) (2)	$1,296,931	$19,677	6.09%	$1,285,692	$18,791	5.93%
Debt securities - taxable	107,805	739	2.75%	109,821	649	2.40%
Debt securities - tax-exempt (3)	52,424	482	3.69%	51,699	480	3.76%
Interest-bearing balances at banks	38,922	359	3.70%	19,329	216	4.53%
Federal funds sold	2,115	9	1.71%	1,783	10	2.27%
Federal Home Loan Bank stock	3,531	66	7.50%	3,520	63	7.26%
Total interest-earning assets	1,501,728	21,332	5.70%	1,471,844	20,209	5.57%
Cash and due from banks -noninterest bearing	16,261			16,342
Cash surrender value of life insurance	21,069			20,483
Premises and equipment, net	23,853			24,960
Unrealized gains (losses) on securities	(9,056)			(13,363)
Allowance for credit losses on loans	(14,890)			(14,552)
Other assets	36,169			28,089
Total assets	$1,575,134			$1,533,803
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$269,532	$822	1.22%	$284,633	$1,017	1.45%
Savings and money market	371,877	1,541	1.66%	319,223	1,304	1.66%
Time deposits	479,774	3,982	3.33%	498,106	4,638	3.78%
Total interest-bearing deposits	1,121,183	6,345	2.27%	1,101,962	6,959	2.56%
Federal Home Loan Bank advances	47,016	474	4.04%	55,595	627	4.57%
Securities sold under agreement to repurchase	21,709	152	2.81%	20,446	180	3.57%
Federal funds purchased and other borrowings	920	7		918	11	4.86%
Subordinated debt	9,869	88	3.58%	9,844	87	3.58%
Total interest-bearing liabilities	1,200,697	7,066	2.36%	1,188,765	7,864	2.68%
Non-interest bearing demand deposits	184,073			179,188
Other noninterest bearing liabilities	26,325			18,196
Total liabilities	1,411,095			1,386,149
Stockholders’ equity	164,039			147,654
Total liabilities and stockholders’ equity	$1,575,134			$1,533,803

Net interest income / margin (3)		$14,266	3.81%		$12,345	3.40%
Less tax equivalent adjustment		(101)			(101)
Net interest income		$14,165			$12,244

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

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the six months ended June 30, 2026.

	Six Months Ended June 30, 2026
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$654	$1,480	$2,134
Debt securities - taxable	27	194	221
Debt securities - tax-exempt (1)	(18)	50	32
Interest-bearing balances at banks	258	(82)	176
Federal funds sold	(0)	(3)	(3)
Federal Home Loan Bank stock	1	9	10
Total interest income	$922	$1,648	$2,570

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$(64)	$(203)	$(267)
Savings and money market deposits	349	(28)	321
Time deposits	(235)	(1,025)	(1,260)
Total interest expense on deposits	51	(1,257)	(1,206)
Federal Home Loan Bank advances	18	(157)	(139)
Securities sold under agreement to repurchase	95	(150)	(55)
Federal funds purchased and other borrowings	5	(8)	(3)
Subordinated debt	1	(1)	-
Total interest expense	169	(1,572)	(1,403)

Net interest income (1)	$753	$3,220	$3,973
Tax equivalent adjustment			(7)
Net interest income			$3,966

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the three months ended June 30, 2026.

	Three Months Ended June 30, 2026
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$379	$507	$886
Debt securities - taxable	(7)	97	90
Debt securities - tax-exempt (1)	12	(9)	3
Interest-bearing balances at banks	183	(40)	143
Federal funds sold	2	(3)	(1)
Federal Home Loan Bank stock	1	2	3
Total interest income	$570	$553	$1,124

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$(35)	$(160)	$(195)
Savings and money market deposits	233	4	237
Time deposits	(101)	(555)	(656)
Total interest expense on deposits	97	(711)	(614)
Federal Home Loan Bank advances	142	(295)	(153)
Securities sold under agreement to repurchase	128	(156)	(28)
Federal funds purchased and other borrowings	41	(45)	(4)
Subordinated debt	2	(1)	1
Total interest expense	409	(1,207)	(798)

Net interest income (1)	$161	$1,760	$1,922
Tax equivalent adjustment			(1)
Net interest income			$1,921

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

For the six months ended June 30, 2026, our credit loss recovery on loans was $196,000 and the credit loss expense on off-balance sheet loans was $974,000. The loan portfolio decreased approximately $21 million during the quarter, with decreases in commercial real estate, agriculture operating loans, as well as smaller reductions in other pools. Economic conditions have been mixed, resulting in steady loss rate calculations for individual segments, while additional reserves for individually evaluated loans were slightly lower. Unfunded commitments were $234 million at the end of the quarter, which is an increase of $51 million from the prior quarter, which resulted in a reserve requirement of $1.2 million for the quarter.

Reserves for potential losses on individual problem loans were approximately $1.1 million at June 30, 2026 and December 31, 2025.

Non-Interest Income

The following table sets forth the Company’s various components of non-interest income for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percentage
Non-interest income	(In Thousands of Dollars)

Service charges on deposits	530	$531	$(1)	-0.2%
Mortgage banking income	5,235	5,488	(253)	-4.6%
Debit card and ATM fees	912	896	16	1.8%
Insurance services	827	728	99	13.6%
Trust fees	93	102	(9)	-8.8%
Other customer service fees	90	93	(3)	-3.2%
Earnings on Bank-owned life insurance	289	281	8	2.8%
Gains (losses) on sales of securities	-	-	-
Other non-interest income	539	135	404	299.3%
Total non-interest income	$8,515	$8,254	$261	3.2%

The following table sets forth the Company’s various components of non-interest income for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percentage
Non-interest income	(In Thousands of Dollars)

Service charges on deposits	$260	$271	$(11)	-4.1%
Mortgage banking income	2,700	3,310	(610)	-18.4%
Debit card and ATM fees	476	469	7	1.5%
Insurance services	355	319	36	11.3%
Trust fees	57	65	(8)	-12.3%
Other customer service fees	47	48	(1)	-2.1%
Earnings on Bank-owned life insurance	146	142	4	2.8%
Gains (losses) on sales of securities	-	-	-
Other non-interest income	362	34	328	964.7%
Total non-interest income	$4,403	$4,658	$(255)	-5.5%

Non-interest income was $4.4 million in the three months ended June 30, 2026 and $4.7 million in the three months ended June 30, 2025, representing a 5% decline.

Insurance service revenue contributed to the increase in consolidated non-interest income in 2026. The timing of premium payments received from customers may skew insurance revenue from one quarter to the next. Insurance services revenue is generated by Tri-County Insurance Services, Inc. (d/b/a First State Insurance) (“FSI”), a wholly-owned subsidiary of the Bank. FSI had revenue of $827,000 in the six months ended June 30, 2026, an increase of $99,000, or 14%, from the same period in 2025. The revenue increase in 2026 is primarily due to incentive commissions received from insurers as well as increase in policies. FSI continues to be profitable, with net income of $231,000 and $201,000 in the six months ended June 30, 2026 and 2025, respectively.

The average balance of our investment in life insurance policies was $21.0 million and $20.4 million during the first six months of 2026 and 2025, respectively. The increase in cash surrender value resulted in a tax exempt yield of 2.78% during the six months ended June 30, 2026 and 2025.

The average balance of our investment in life insurance policies was $21.1 million and $20.5 million during the second quarter of 2026 and 2025, respectively. The increase in cash surrender value resulted in a tax exempt yield of 2.78% and 2.81% during the three months ended June 30, 2026 and 2025, respectively. There was one death claim during the quarter, which resulted in an approximate gain of $170,000 during the period. As an investment, the policies are designed to be held until death of the insured.

Most of our mortgage banking activity occurs at FSM, a wholly-owned subsidiary of the Bank. As state in Note 18 – Subsequent Events, the Bank and FSM have entered into a letter of intent to dispose of substantially all assets of FSM as a condition precedent provided in the Merger Agreement. Mortgage banking income decreased by $253,000, or 5%, in the six months ended June 30, 2026 compared to the same period in 2025.

In the three months ended June 30, 2026, mortgage banking income decreased $610,000, or 18%, compared to the same period of 2025. The refinancing activity continues to be low.

FSM is structured to provide conventional and government-sponsored financing on 1-4 family residences. FSM’s profitability and mortgage loan volume are greatly affected by market interest rates. Rising interest rates, beginning in March 2022, have substantially ended mortgage refinancing activity and slowed the pace of home sales. Demand for new single-family homes still exists, but the supply of existing homes on the market has been reduced. FSM had 63 full-time equivalent employees at June 30, 2026, compared to 68 at June 30, 2025.

Non-Interest Expense

The following table sets forth the various components of our non-interest expense for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percentage
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$16,044	$15,458	$586	3.8%
Occupancy	1,382	1,335	47	3.5%
Furniture and equipment	536	575	(39)	(6.8)%
Data processing	2,026	2,044	(18)	(0.9)%
FDIC insurance assessments	356	338	18	5.3%
Insurance	78	62	16	25.8%
Advertising	307	327	(20)	(6.1)%
Professional fees	860	1,296	(436)	(33.6)%
Other non-interest expense	2,250	2,087	163	7.8%
Total non-interest expense	$23,839	$23,522	$317	1.3%

Efficiency ratio	65.6%	73.2%	(7.6)%	(10.4)%
FTE employees at quarter-end	279	286	(7)	(2.4)%

The following table sets forth the various components of our non-interest expense for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percentage
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$8,041	$7,906	$135	1.7%
Occupancy	706	666	40	6.0%
Furniture and equipment	251	292	(41)	(14.0)%
Data processing	1,031	1,054	(23)	(2.2)%
FDIC insurance assessments	179	171	8	4.7%
Insurance	39	31	8	25.8%
Advertising	161	171	(10)	(5.8)%
Professional fees	487	924	(437)	(47.3)%
Other non-interest expense	947	1,007	(60)	(6.0)%
Total non-interest expense	$11,842	$12,222	$(380)	(3.1)%

Efficiency ratio	63.8%	72.3%	(8.5)%	(11.8)%
FTE employees at quarter-end	279	286	(7)	(2.4)%

In the three months ended June 30, 2026, our efficiency ratio decreased to 64% from 72% for the comparable period of 2025. The lower efficiency ratio results from significantly higher net interest income and non-interest income.

Income Taxes

Income tax expense was $3.2 million and $2.2 million in the six months ended June 30, 2026 and 2025, respectively. The 25% increase in income tax expense was directionally consistent with the 43% increase in pre-tax income. Our effective income tax rate (income tax expense divided by pre-tax income) was 26.9% and 26.3% in the first six months of 2026 and 2025, respectively, compared to the combined federal and state statutory income tax rate of approximately 28.5%. The difference between the combined federal and state statutory rate and our effective tax rate is primarily due to tax-exempt interest income and earnings on Bank-owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $1.56 billion at June 30, 2026, representing a decrease of $33.6 million or 2.1% from December 31, 2025. The most significant change in assets was the $42.4 million (or 3.2%) decrease in loans (not including loans held for sale). Asset decline was also attributed to paydowns of FHLB borrowings.

Our primary investing activities are the origination of real estate, commercial, and agricultural loans and the purchase of debt securities. Assets are funded primarily by deposits, borrowings such as FHLB advances, securities sold under agreement to repurchase and stockholders’ equity.

Our primary earning assets and funding sources are discussed below, including significant changes in our assets, liabilities, and stockholders’ equity during the first six months of 2026.

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

Our investment portfolio decreased $6.6 million from December 31, 2025, to June 30, 2026 with the paydown and maturities of securities to the portfolio.

The amortized cost and fair value of our Treasury securities were $13.0 million and $12.6 million, respectively at June 30, 2026. The amortized cost and fair value of our Treasury securities were $19.9 million and $19.1 million, respectively, at June 30, 2025. The amortized cost and fair value of our Treasury securities were $18.0 million and $17.5 million, respectively at December 31, 2025. Our federal agency obligations consist of securities issued by U.S. government-sponsored enterprises, primarily the FHLB. We also invest in SBA guaranteed loan participations.

Unrealized losses in our securities portfolio are due to increases in interest rates rather than credit deterioration. None of our securities has had a past due payment.

Absent credit quality concerns or further increases in market interest rates, unrealized losses on debt securities generally recover as the maturity date approaches.

Loan Portfolio

Our loan portfolio consists of various types of loans. The three segments of our loan portfolio are: commercial (including agricultural production); real estate; and consumer. At June 30, 2026 and December 31, 2025, the real estate segment comprised 88% of our loan portfolio. The real estate segment primarily consists of commercial and one-to-four family residential loans. Smaller portions of the real estate segment are agricultural loans and construction and land loans. Our loans are primarily to borrowers in the Illinois markets where we operate.

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

At June 30, 2026 and December 31, 2025, approximately 90% of our residential real estate loans are secured by first liens on one-to-four family residential properties. The rest of the portfolio consists of home equity loans and other home loans secured by junior liens. At origination, evaluation of borrower repayment ability includes a review of debt to income, credit scores, and certain other information. Collateral coverage is based on appraisals.

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

Loan characteristics and risks and underwriting are described in more detail in our consolidated financial statements in the 2025 Annual Report and Form 10-K, primarily in accompanying Notes 1 and 4.

Loan volume in the first six months of 2026 decreased compared to year-end 2025. Total loans were approximately 3% fewer at June 30, 2026, compared to year-end 2025.

The following table sets forth loans within each segment of our portfolio at June 30, 2026 and year-end 2025, including their percentage of total loans and increase (decrease) through the second quarter of 2026:

	June 30,	Dec. 31,	June 30,	Dec. 31,	Increase (Decrease)
	2026	2025	2026	2025	in 2026
	(Dollars in thousands)		Percent of Total Loans		Percentage
Commercial
Commercial	$78,493	$71,872	6.2%	5.5%	9.2%
Agricultural	69,929	78,695	5.5%	6.0%	(11.1)%
Other	-	-	0.0%	0.0%
Real estate
Commercial real estate	524,518	549,247	41.2%	41.8%	(4.5)%
Agricultural real estate	162,118	169,779	12.7%	12.9%	(4.5)%
Consumer real estate	393,130	398,022	30.9%	30.3%	(1.2)%
Construction and land	36,827	39,916	2.9%	3.0%	(7.7)%
Consumer
Installment	4,910	4,470	0.4%	0.3%	9.8%
Vehicle	1,682	1,928	0.1%	0.1%	(12.8)%
Credit cards	1,282	1,365	0.1%	0.1%	(6.1)%
Total loans	1,272,889	1,315,294	100.0%	100.0%	(3.2)%
Allowance for credit losses	(14,789)	(14,992)	(1.2)%	(1.1)%	(1.4)%
Loans, net	$1,258,100	$1,300,302			(3.2)%

Past Due Loans

Loans past due are summarized in the following table.

	(Dollars in thousands)		Percentage of Total Loans
	June 30,	December 31,	June 30,	December 31,
Loans past due	2026	2025	2026	2025
30-89 days past due	$7,873	$6,125	0.62%	0.47%
90 or more days past due	5,380	5,253	0.42%	0.40%
Total loans past due 30 days or more	$13,253	$11,378	1.04%	0.87%

Past due loans remain at manageable levels. At June 30, 2026, three loans comprised 62% of total loans past due 90 days or more. Two of these loans had a balance of approximately $1.2 million each and are secured by owner-operated commercial real estate. The other is an approximate $1.7 million commercial loan that is secured by various collateral. Management believes cash flow from operations and, if necessary, collateral coverage will prevent or mitigate losses on these loans.

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

Total average interest-bearing deposits were $1.12 billion in the second quarter of 2026. Total deposits as of June 30, 2026 were $1.30 billion representing a $7.1 million (or 0.5%) decrease from year-end 2025. However, the majority of this decrease can be attributed to a reduction in brokered deposits, which decreased approximately $35 million from year end to June 30, 2026. At June 30, 2026, deposit categories were similar to year-end 2025 as a percent of total deposits.

We continue to participate in a program offered by the State of Illinois, whereby we obtain time deposit funding in exchange for commitments to make a certain amount of agricultural loans. The average balance of State of Illinois time deposits was $65.0 million at June 30, 2026 and December 31, 2025.

Deposits as of June 30, 2026 and year-end 2025 are presented below, together with the percentage increase (decrease) as of June 30, 2026:

	June 30,	December 31,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Deposit Category (Dollars in thousands)
Demand, non-interest bearing	$182,756	$167,062	$15,694	9.4%
Demand, interest bearing	263,078	281,169	(18,091)	(6.4)%
Savings, including money market	369,762	344,147	25,615	7.4%
Time, $250 and over	150,452	145,357	5,095	3.5%
Time, under $250	330,758	366,188	(35,430)	(9.7)%
Total deposits	$1,296,806	$1,303,923	$(7,117)	(0.5)%

Maturities of time deposits as of June 30, 2026 are shown below:

	June 30, 2026	Percentage of Total
Maturing Period (Dollars in thousands)
Within one year	$425,567	88.4%
Over one year through two years	40,965	8.5%
Over two years through three years	13,242	2.8%
Over three years through four years	1,096	0.2%
Over four years through five years	340	0.1%
Total time deposits	$481,210	100.0%

Core deposits are defined by the banking regulators as all deposit accounts of $250,000 and less, minus any fully insured brokered deposits of $250,000 or less. Our core deposits have been relatively stable, while our use of brokered deposits has declined in 2025 and the second quarter of 2026. Information about our core deposits and brokered deposits follows as of the dates indicated:

Core and Brokered Deposits	June 30,	December 31,
(Dollars in thousands)	2026	2025

Core deposits	$1,137,646	$1,114,413
% of total deposits	87.7%	85.5%
Change from prior balance sheet date	$23,233	$20,527
% Change from prior balance sheet date	2.1%	1.9%

Brokered deposits	$9,996	$44,921
% of total deposits	0.8%	3.4%

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

As shown below, uninsured and preferred deposit balances have been relatively stable. Estimated uninsured deposits and preferred deposits and their percentage to total deposits follow as of the dates indicated:

	June 30,	December 31,
	2026	2025
Uninsured and Preferred Deposits
Estimated amount of uninsured deposits	$347,701	$331,528
Preferred deposits	110,907	107,862
Estimated uninsured deposits, net of preferred deposits	$236,794	$223,666
As a percent of total deposits
Estimated uninsured deposits	26.8%	25.4%
Estimated uninsured deposits, net of preferred deposits	18.3%	17.2%

Other Borrowings

We also used repurchase agreements as a funding source. Repurchase agreements provide secured borrowings from customers whose funds exceed FDIC deposit insurance limits. To repay these borrowings, we are required to repurchase identical securities to those that are sold. The average balance of securities sold under agreement to repurchase was $21.7 million and $22.4 million at June 30, 2026 and December 31, 2025, respectively.

We also maintain a borrowing arrangement with the FHLB. FHLB advances totaled $45.9 million at June 30, 2026, compared to $77.9 million at year-end 2025. The decrease in FHLB advances from year-end occurred from loan paydowns and cash and cash equivalents.

Off-Balance Sheet Arrangements

As a provider of financial services, we issue standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards, and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash, and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $6.4 million and $7.0 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, we had outstanding loan commitments, including letters of credit, totaling $384.6 million and $262.9 million, respectively. These commitments consist primarily of unfunded lines of credit and commitments to make loans.

We anticipate that sufficient funds will be available to meet current loan commitments. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As required by ASC 326, we maintain an allowance for expected credit losses on off-balance sheet commitments. The allowance balance is included with other liabilities on our balance sheet. The allowance balance is calculated in the same manner as our allowance for credit losses on loans, except we estimate the percentage of off-balance sheet commitments that we will actually fund in the future. Our allowance for credit losses on off-balance sheet commitments was $1.9 million at June 30, 2026 and $1.0 million at December 31, 2025. There were no charge-offs of any off-balance sheet commitments in 2025 or through June 30, 2026.

Funding at the Company Level

At June 30, 2026 and December 31, 2025, the Company had $10.0 million of subordinated debentures outstanding. These unsecured subordinated debentures mature in 2031.

In 2022, the Company obtained a $10 million operating line of credit from Bankers’ Bank. The line of credit was most recently renewed in 2024 with a maturity date of October 29, 2026. The line of credit is secured by all the stock of the Bank and includes covenants specific to capital and other financial ratios. The Company was in compliance with these covenants at June 30, 2026 and December 31, 2025. There were no borrowings on the line of credit during the second quarter of 2026 or during 2025.

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

	June 30,	December 31,
	2026	2025
Collateral pledged to	(Dollars in thousands)
Federal Home Loan Bank	$860,414	$906,150
Federal Reserve Discount Window	117,060	112,294
	$977,474	$1,018,444
Borrowings from the
Federal Home Loan Bank	$45,917	$77,917
Federal Reserve Discount Window	-	-
	$45,917	$77,917
Additional borrowing available from the
Federal Home Loan Bank	$499,837	$474,819
Federal Reserve Discount Window	102,209	92,003
Total borrowing available	$602,046	$566,822

Our most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending, and investing activities during any given year. These liquid assets totaled $208.5 million at June 30, 2026 and $203.8 million at December 31, 2025.

Operating activities provided $5.0 million and used $8.4 million of cash for the three months ended June 30, 2026 and 2025, respectively. Net income is a primary source of operating cash, as adjusted for certain items including gains on sales of assets, changes in income and expense accruals, and non-cash expenses such as depreciation and the provision for credit losses.

Mortgage banking activity was another important source of cash from operating activities, as shown in the following table.

Cash flows from mortgage loans held for sale	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Dollars in thousands)
Proceeds from loan sales	$154,152	$141,224
Gains on sales of loans	$(5,125)	$(5,096)
Origination of loans held for sale	(151,523)	(149,800)
Net cash (used)	$(2,496)	$(13,672)

Investing cash flows related to debt securities provided cash in both 2026 and 2025, as summarized below.

Cash flows from security purchases and maturities	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Increase (Decrease)
(Dollars in thousands)
Proceeds from maturities, paydowns, and calls	$14,932	$11,127	$3,805
Purchases of available-for-sale securities	(9,170)	(13,931)	(23,101)
Net cash provided (used)	$(5,762)	$(2,804)	$(19,296)

In the six months ended June 30, 2026, net cash provided by investing activities was $47.8 million, primarily due to loan (originations) and principal collections, net, of $42.4 million.

Financing activities used $41.5 million of net cash in the six months ended June 30, 2026. Net increases in deposits were $7.1 million in the six months ended June 30, 2026. Decreases of FHLB advances used $32.0 million of financing cash in the six months ended June 30, 2026, as management relied less on other funding sources.

Less significant sources and uses of cash from financing activities include cash dividends paid, purchases and retirement of our common stock, and proceeds from stock options exercised. Netted together, these equity transactions used $2.4 million of cash in the six months ended June 30, 2026.

Cash and cash equivalents increased $13.5 million in the six months ended June 30, 2026. We consider cash and cash equivalents, in combination with other liquidity sources, to be adequate for our operations.

Management believes the Bank’s liquid assets and unused borrowing capacity are sufficient for our operations, including the ability to fund loan originations and meet deposit outflows.

CAPITAL

As of June 30, 2026, total stockholders’ equity was $165.0 million an increase of $7.2 million or 4.6% from $157.8 million at December 31, 2025. The increase to total stockholders’ equity was primarily driven by net income of $8.6 million and was reduced by dividends declared and paid of $1.3 million.

The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2026, the Company’s capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of June 30, 2026 are presented in the table below.

	Capital Ratios		Capital Amounts
Capital ratios of the Bank, as of June 30, 2026	Minimum Required	Actual	Minimum Required	Actual
			(Dollars in thousands)
Common Equity Tier 1 capital to risk-weighted assets (1)	7.0%	14.4%	$83,299	$171,392
Total capital to risk-weighted assets (1)	10.5%	15.7%	$124,948	$186,267
Tier 1 Capital to risk-weighted assets (1)	8.5%	14.4%	$101,149	$171,392
Tier 1 Capital to average assets (leverage ratio) (2)	5.0%	10.9%	$62,334	$167,392

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

Dividends and Share Buybacks

We continue our history of paying cash dividends to stockholders. Dividends were $0.56 per share year-to-date through six months at June 30, 2026.

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

We purchased and retired 24,800 shares in 2025 for approximately $1.1 million. In the first six months of 2026, we did not purchase or retire any shares of common stock.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of future economic, business and market conditions and changes, particularly in our Illinois market area, including prevailing interest rates and the rate of inflation;
●	governmental trade, monetary, tax and fiscal policies;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	changes in borrowers’ credit risks and payment behaviors;
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible credit losses, our analysis of our capital position and other estimates;
●	the performance of our commercial real estate loan portfolio, including the effects of the elevated interest rate environment, the strength of the commercial real estate market in our Illinois markets, and recent changes in retail and office usage patterns;
●	risk of cybersecurity attacks that could result in damage to the Company’s or third-party service providers’ networks or data of the Company;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;

●	changes in the prices, values and sales volumes of residential real estate;
●	changes in the scope and cost of FDIC insurance, the state of Illinois’ Public Deposit Insurance Fund and other coverages;
●	the impact of litigation and other claims we may be subject to from time to time;
●	the effects of fraud by or affecting employees, customers or third parties;
●	changes in the availability and cost of credit and capital in the financial markets;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	changes in accounting policies, rules and practices;
●	the risks related to mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
●	the possibility that our shareholders may not approve the merger agreement;
●

the risk that a condition to closing of the proposed transaction may not be satisfied, that either party may terminate the merger agreement or that the closing of the proposed transaction might be delayed or not occur at all;

●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction;
●	the diversion of management time on transaction-related issues;
●	the ultimate timing, outcome and results of integrating the operations of Tri-County into those of HBT Financial;
●	the effects of the merger in HBT Financial’s future financial condition, results of operations, strategy and plans; and
●	regulatory approvals of the transaction
●	the risks noted in the Risk Factors discussed in the Company’s Form S-1, filed with the SEC on July 18, 2025, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2026, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

During the second quarter of 2026, the Company did not repurchase any shares of its common stock. At June 30, 2026, our most recent share buyback program had approximately $800,000 remaining.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

N/A.

Item 5 – Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TRI-COUNTY FINANCIAL GROUP, INC.

(Registrant)

Date: August 13, 2026	By:	/s/ Kirk Ross
Kirk Ross
Director, President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2026	By:	/s/ Lana Eddy
Lana Eddy
Chief Financial Officer
(principal financial officer)

