Form 10-Q
period 2026-09-30
Tri-County Financial Group, Inc.
filed 2026-11-13
CIK 1725262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2026
Common Stock, $1.00 par value	2,454,848

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(000s omitted except share data)

	September 30,	December 31,
	2026	2025
A S S E T S

Cash and due from banks	$66,500	$46,193
Federal funds sold	2,142	3,446
Cash and cash equivalents	68,642	49,639
Debt securities available-for-sale, at fair value (amortized cost $154,058 and $162,742, respectively)	141,065	154,207
Federal Home Loan Bank stock, at cost	3,459	3,572
Mortgage loans held for sale	5,798	12,688
Loans, net of allowance for credit losses of $15,279 and $14,992, respectively	1,287,328	1,300,302
Bank-owned life insurance	20,823	20,844
Foreclosed assets, net	402	101
Bank premises and equipment, net	23,675	24,330
Goodwill and other intangibles	8,662	8,678
Accrued interest receivable	10,672	8,222
Other assets	14,187	13,138

Total assets	$1,584,713	$1,595,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$164,069	$167,062
Interest-bearing	1,123,194	1,136,861
Total deposits	1,287,263	1,303,923

Federal Home Loan Bank advances and other borrowings	72,917	77,917
Securities sold under agreements to repurchase	25,530	23,105
Dividends payable	690	607
Accrued interest payable and other liabilities	21,536	22,539
Subordinated debt, net of debt issuance costs of $123 and $146, respectively	9,877	9,859

Total liabilities	1,417,813	1,437,950

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized; 2,437,393 and 2,375,138 shares issued and outstanding, respectively	2,437	2,375
Additional paid-in-capital	22,749	20,426
Retained earnings	151,004	141,073
Accumulated other comprehensive loss	(9,290)	(6,103)
Total stockholders’ equity	166,900	157,771

Total liabilities and stockholders’ equity	$1,584,713	$1,595,721

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Interest income:
Loans, including fees	$19,795	$19,330	$58,364	$55,710
Debt securities:
Taxable	725	668	2,177	1,899
Tax-exempt	373	390	1,148	1,140
Mortgage loans held for sale, including fees	289	373	873	1,012
Dividends	65	70	222	217
Other	457	263	1,121	754
Total interest income	21,704	21,094	63,905	60,732

Interest expense:
Deposits	6,568	6,819	19,453	20,910
Federal Home Loan Bank advances and other borrowings	429	1,093	1,594	2,400
Securities sold under agreements to repurchase	190	213	493	571
Total interest expense	7,187	8,125	21,540	23,881

Net interest income	14,517	12,969	42,365	36,851

Credit loss expense on loans	530	156	334	490
Credit loss (recovery) expense on off-balance sheet credit exposures	(165)	97	809	151

Net interest income after credit loss expense (recovery)	14,152	12,716	41,222	36,210

Non-interest income:
Trust department	5	3	98	105
Customer-service fees	342	345	962	969
Mortgage banking	1,985	2,988	7,220	8,476
Insurance services	467	432	1,294	1,160
Other	672	680	2,412	1,992
Total non-interest income	3,471	4,448	11,986	12,702

Non-interest expenses:
Salaries and employee benefits	8,392	8,004	24,436	23,462
Occupancy	685	673	2,067	2,008
Furniture and equipment	280	333	816	908
Other	3,539	3,111	9,416	9,265
Total non-interest expenses	12,896	12,121	36,735	35,643

Income before income taxes	4,727	5,043	16,473	13,269

Income tax expense	1,374	1,331	4,531	3,496

Net income	$3,353	$3,712	$11,942	$9,773

Earnings per common share:
Basic	$1.39	$1.56	$5.00	$4.09
Diluted	$1.35	$1.53	$4.85	$4.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(000s omitted except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$3,353	$3,712	$11,942	$9,773

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	(3,649)	3,481	(4,457)	5,153

Income tax effect	1,039	(991)	1,270	(1,469)
Other comprehensive income (loss), net of taxes	(2,610)	2,490	(3,187)	3,684

Total comprehensive income	$743	$6,202	$8,755	$13,457

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Quarterly (unaudited)

(000s omitted except share data)

	Common Stock and Non-Voting	Additional		Accumulated Other
	Common	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, June 30, 2026	$2,389	$20,967	$148,328	$(6,680)	$165,004

Net income	-	-	3,353	-	3,353

Other comprehensive income (loss)	-	-	-	(2,610)	(2,610)

Cash dividends on common stock ($0.28 per share)	-	-	(677)	-	(677)

Stock options exercised (48,645 shares)	48	1,782	-	-	1,830

Balance, September 30, 2026	$2,437	$22,749	$151,004	$(9,290)	$166,900

Balance, June 30, 2025	$2,389	$20,980	$134,660	$(9,011)	$149,018

Net income	-	-	3,712	-	3,712

Other comprehensive income (loss)	-	-	-	2,490	2,490

Cash dividends on common stock ($0.25 per share)	-	-	(595)	-	(595)

Purchases and retirement of 14,000 Shares of common stock	(13)	(634)	-	-	(647)

Stock options exercised (175 shares)	-	6	-	-	6

Balance, September 30, 2025	$2,376	$20,352	$137,777	$(6,521)	$153,984

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year-to-Date (unaudited)

(000s omitted except share data)

	Common Stock and Non-Voting	Additional		Accumulated Other
	Common	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2025	$2,375	$20,426	$141,073	$(6,103)	$157,771

Net income	-	-	11,942	-	11,942

Other comprehensive income (loss)	-	-	-	(3,187)	(3,187)

Cash dividends on common stock ($0.84 per share)	-	-	(2,011)	-	(2,011)

Stock options exercised (62,255 shares)	62	2,323	-	-	2,385

Balance, September 30, 2026	$2,437	$22,749	$151,004	$(9,290)	$166,900

Balance, December 31, 2024	$2,394	$21,212	$129,793	$(10,205)	$143,194

Net income	-	-	9,773	-	9,773

Other comprehensive income (loss)	-	-	-	3,684	3,684

Cash dividends on common stock ($0.75 per share)	-	-	(1,789)	-	(1,789)

Purchases and retirement of 19,800 Shares of common stock	(19)	(891)	-	-	(910)

Stock options exercised (1,125 shares)	1	31	-	-	32

Balance, September 30, 2025	$2,376	$20,352	$137,777	$(6,521)	$153,984

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(000s omitted except share data)

	Nine Months Ended
	September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,942	$9,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	978	1,157
Amortization of intangibles	16	17
Net amortization of securities	43	97
Amortization of debt issuance costs	18	19
Provision of credit loss expense	1,143	641
Deferred income tax	(308)	(229)
Net loss on sales of foreclosed assets	0	25
Net loss on sales of bank premises and equipment	65	0
Net gain on sale of loans	(7,795)	(8,476)
Net mortgage servicing rights amortization	65	164
Origination of loans held for sale	(222,284)	(246,836)
Proceeds from loans held for sale	236,969	250,289
Change in accrued interest receivable	(2,450)	(2,285)
Change in bank-owned life insurance	(613)	(426)
Change in other assets	464	(626)
Change in accrued interest payable and other liabilities	(1,812)	276

Net cash provided by operating activities	16,441	3,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns and calls of available-for-sale debt securities	17,812	15,270
Purchases of available-for-sale debt securities	(9,170)	(20,549)
Net redemptions of FHLB stock	113	0
Purchases of FHLB stock	0	(2,132)
Proceeds of BOLI	634	0
Loan (originations) and principal collections, net	12,339	(22,703)
Proceeds from sales of foreclosed assets	0	794
Proceeds from sales of bank premises and equipment	322	0
Purchases of bank premises and equipment, net	(710)	(405)

Net cash provided by (used in) investing activities	21,340	(29,725)

See Notes to Unaudited Condensed Consolidated Financial Statements.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(unaudited)

(000s omitted except share data)

	Nine Months Ended
	September 30,
	2026	2025

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$(16,660)	$(20,290)
Net change in securities sold under agreements to repurchase	2,425	2,918
Cash dividends paid	(1,928)	(1,793)
Purchases and retirement of common stock	0	(910)
Net change in short-term FHLB advances and other borrowings	15,000	44,000
Advances on long-term FHLB advances and other borrowings	0	25,000
Payments on long-term FHLB advances and other borrowings	(20,000)	(15,000)
Proceeds from stock options exercised	2,385	32

Net cash provided by (used in) financing activities	(18,778)	33,957

Increase in cash and cash equivalents	19,003	7,812

Cash and cash equivalents:
Beginning of the year	49,639	44,976

Ending of the period	$68,642	$52,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest paid:
Deposits	$19,383	$20,826
Securities sold under agreements to repurchase	493	571
FHLB advances and other borrowings	1,585	2,293

Total	$21,461	$23,690

Income taxes paid:
Federal	$3,230	$1,996
State and local Illinois	1,710	1,090
Other	387	260
Total	$5,327	$3,346

SUPPLEMENTAL DISCLOSURES OF NONCASH AND FINANCING ACTIVITIES:
Foreclosed assets acquired in settlement of loans	$301	$0
Dividends payable	$690	$607

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

Significant group concentrations of credit risk:

Most of the Company’s activities are with customers located in the area and communities noted above. Note 2 details the types of securities in which the Company invests. Note 3 details the types of lending in which the Company engages. A substantial portion of the Company’s loans are with entities involved in the agricultural industry.

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

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the consolidated income statement as a component of credit loss expense. The allowance for credit losses on off-balance-sheet credit exposures is described more fully in Note 3.

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

(2)	Debt Securities Available for Sale:

The following tables reflect the amortized cost and fair value of debt securities available for sale as of September 30, 2026:

2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Treasuries & Govt. - sponsored agencies	$26,772	$0	$(1,040)	$25,732
State and Municipal	56,704	48	(4,462)	52,290
Mortgage Backed	49,082	0	(5,702)	43,380
Collateralized Mortgage Obligations (CMOs)	21,500	0	(1,837)	19,663

	$154,058	$48	$(13,041)	$141,065

The following tables reflect the amortized cost and fair value of debt securities available for sale as of December 31, 2025:

2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Treasuries & Govt. - sponsored agencies	$31,744	$0	$(943)	$30,801
State and Municipal	60,070	257	(2,846)	57,481
Mortgage Backed	49,175	299	(4,103)	45,371
Collateralized Mortgage Obligations (CMOs)	21,753	120	(1,319)	20,554

	$162,742	$676	$(9,211)	$154,207

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(2)	Debt Securities Available for Sale (continued):

Debt securities with a carrying amount of approximately $75,182 and $66,676 at September 30, 2026 and December 31, 2025, respectively, were pledged as collateral on public deposits, debt securities sold under agreements to repurchase and for other purposes as required or permitted by law.

At September 30, 2026 and December 31, 2025, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its sponsored agencies, in an amount greater than 10% of stockholders’ equity.

As of September 30, 2026 and December 31, 2025, accrued interest on debt securities available-for-sale of $796 and $667, respectively, was excluded from CECL evaluation. Accrued interest on debt securities available-for-sale is recorded within accrued interest receivable on the consolidated balance sheet.

The amortized cost and approximate fair value of debt securities at September 30, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities on mortgage-backed and collateralized mortgage obligation debt securities because the underlying mortgages may be called or prepaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$12,734	$12,635
Due after one year through five years	35,002	33,787
Due after five years through ten years	20,379	18,484
Due after ten years	15,361	13,116
	83,476	78,022
Mortgage Backed	49,082	43,380
Collateralized Mortgage Obligations	21,500	19,663
	$154,058	$141,065

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(2)	Debt Securities Available-for-Sale (continued):

Debt securities with unrealized losses as of September 30, 2026 not recognized in income are as follows:

2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treas. & Gov’t - sponsored agencies	$967	$26	$24,765	$1,014	$25,732	$1,040
State and
Municipal	18,843	483	24,644	3,979	43,487	4,462
Mortgage
Backed	17,059	784	26,321	4,918	43,380	5,702
CMOs	9,308	296	10,355	1,541	19,663	1,837

Total	$46,177	$1,589	$86,085	$11,452	$132,262	$13,041

Debt securities with unrealized losses as of December 31, 2025 not recognized in income are as follows:

2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treas. & Gov’t - sponsored agencies	$0	$0	$30,801	$943	$30,801	$943
State and
Municipal	3,335	8	29,054	2,838	32,389	2,846
Mortgage
Backed	1,886	44	30,879	4,059	32,765	4,103
CMOs	1,970	3	12,110	1,316	14,080	1,319

Total	$7,191	$55	$102,844	$9,156	$110,035	$9,211

At September 30, 2026 and December 31, 2025, the investment portfolio included 195 and 142 debt securities that were in an unrealized loss position, respectively. Unrealized losses have not been recognized as an allowance for credit losses because the Company does not intend to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans:

The following table presents total loans at September 30, 2026 and December 31, 2025 by portfolio segment and class of loan:

	September 30, 2026	December 31, 2025
Commercial:
Commercial and industrial	$62,763	$71,872
Agricultural	71,078	78,695
Real estate:
Commercial	548,535	549,247
Consumer	401,307	398,022
Agricultural	162,456	169,779
Construction and land	48,748	39,916
Consumer:
Installment	4,749	4,470
Vehicle	1,664	1,928
Credit cards	1,307	1,365
Total loans	1,302,607	1,315,294
Allowance for credit losses	(15,279)	(14,992)
Loans, net	$1,287,328	$1,300,302

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, 2026 follows:

Three Months Ended September 30, 2026	Commercial	Real Estate	Consumer	Total

Beginning balance, June 30, 2026	$1,219	$13,434	$136	$14,789
Credit loss expense (benefit)	(289)	802	17	530
Recoveries on loans previously charged-off	0	1	16	17
Less loans charged-off	(28)	0	(29)	(57)

Ending balance, September 30, 2026	$902	$14,237	$140	$15,279

Detailed analysis of the allowance for credit losses by portfolio segment for the nine months ended September 30, 2026 follows:

Nine Months Ended September 30, 2026	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,037	$13,819	$136	$14,992
Credit loss expense (benefit)	(108)	416	26	334
Recoveries on loans previously charged-off	0	2	32	34
Less loans charged-off	(27)	0	(54)	(81)

Balance at September 30, 2026	$902	$14,237	$140	$15,279

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

Detailed analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, 2025 follows:

Three Months Ended September 30, 2025	Commercial	Real Estate	Consumer	Total

Beginning balance, June 30, 2025	$1,112	$13,414	$139	$14,665
Credit loss expense	54	87	15	156
Recoveries on loans previously charged-off	6	2	8	16
Less loans charged-off	0	0	(22)	(22)

Ending balance, September 30, 2025	$1,172	$13,503	$140	$14,815

Detailed analysis of the allowance for credit losses by portfolio segment for the nine months ended September 30, 2025 follows:

Nine Months Ended September 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$1,101	$13,201	$142	$14,444
Credit loss expense	52	415	23	490
Recoveries on loans previously charged-off	22	60	34	116
Less loans charged-off	(3)	(173)	(59)	(235)

Balance at September 30, 2025	$1,172	$13,503	$140	$14,815

Detailed analysis of the allowance for unfunded commitments for the three months ended September 30, 2026 follows:

Three Months Ended September 30, 2026	Commercial	Real Estate	Consumer	Total

Beginning balance, June 30, 2026	$93	$1,796	$2	$1,891
Credit loss expense (benefit)	(22)	(143)	0	(165)

Ending balance, September 30, 2026	$71	$1,653	$2	$1,726

Detailed analysis of the allowance for unfunded commitments for the Nine months ended September 30, 2026 follows:

Nine Months Ended September 30, 2026	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$84	$831	$2	$917
Credit loss expense (benefit)	(13)	822	0	809

Balance at September 30, 2026	$71	$1,653	$2	$1,726

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

Detailed analysis of the allowance for unfunded commitments for the three months ended September 30, 2025 follows:

Three Months Ended September 30, 2025	Commercial	Real Estate	Consumer	Total

Beginning balance, June 30, 2025	$93	$946	$2	$1,041
Credit loss expense	6	91	0	97

Ending balance, September 30, 2025	$99	$1,037	$2	$1,138

Detailed analysis of the allowance for unfunded commitments for the nine months ended September 30, 2025 follows:

Nine Months Ended September 30, 2025	Commercial	Real Estate	Consumer	Total

Balance at beginning of year	$96	$889	$2	$987
Credit loss expense	3	148	0	151

Balance at September 30, 2025	$99	$1,037	$2	$1,138

The Bank has no commitments to loan additional funds to the borrowers of collateral dependent or non-accrual loans.

Certain purchased loans as later discussed in Note 3 are not considered impaired or non-accrual loans if the expected cash flows as of September 30, 2026 and December 31, 2025 exceed the carrying amount and accretion income is being recorded.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

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

As of September 30, 2026 and December 31, 2025, accrued interest on loans of $9,859 and $7,648, respectively, were excluded from CECL evaluation. Accrued interest on loans is recorded within accrued interest receivable on the consolidated balance sheet.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of September 30, 2026.

September 30,	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	$13,431	$9,363	$6,464	$3,245	$2,188	$1,910	$22,519	$59,120
Watch	195	165	117	124	177	0	1,495	2,273
Special Mention	36	0	72	182	8	69	738	1,105
Substandard	95	0	0	16	0	154	0	265
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$13,757	$9,528	$6,653	$3,567	$2,373	$2,133	$24,752	$62,763
Agricultural:
Pass	$3,317	$3,182	$1,143	$1,457	$2,271	$1,263	$50,910	$63,543
Watch	601	419	108	0	53	358	4,070	5,609
Special Mention	0	130	125	728	23	57	549	1,612
Substandard	0	0	110	204	0	0	0	314
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$3,918	$3,731	$1,486	$2,389	$2,347	$1,678	$55,529	$71,078
Real Estate:
Commercial
Pass	$71,747	$70,681	$42,651	$43,188	$102,131	$144,191	$15,493	$490,082
Watch	580	1,061	6,861	5,661	11,503	18,963	1,005	45,634
Special Mention	0	0	2,242	102	1,245	4,719	51	8,359
Substandard	0	237	641	901	0	2,681	0	4,460
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$72,327	$71,979	$52,395	$49,852	$114,879	$170,554	$16,549	$548,535
Consumer
Pass	$49,683	$51,073	$29,548	$44,137	$66,846	$97,186	$31,983	$370,456
Watch	998	225	8,737	3,788	2,193	11,241	742	27,924
Special Mention	0	199	909	93	61	655	269	2,186
Substandard	111	0	100	0	92	438	0	741
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$50,792	$51,497	$39,294	$48,018	$69,192	$109,520	$32,994	$401,307

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

September 30,	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Real Estate Continued):
Agricultural
Pass	$10,075	$13,405	$10,674	$12,808	$27,229	$67,276	$13,499	$154,966
Watch	0	122	0	0	0	1,826	0	1,948
Special Mention	368	499	103	1,368	0	1,809	260	4,407
Substandard	0	0	0	0	0	1,135	0	1,135
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$10,443	$14,026	$10,777	$14,176	$27,229	$72,046	$13,759	$162,456
Construction and land:
Pass	$23,116	$17,829	$1,348	$1,948	$596	$3,422	$49	$48,308
Watch	293	0	0	0	147	0	0	440
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$23,409	$17,829	$1,348	$1,948	$743	$3,422	$49	$48,748
Consumer:
Installment
Pass	$1,852	$1,451	$333	$262	$289	$525	$33	$4,745
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	4	0	0	4
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$1,852	$1,451	$333	$262	$293	$525	$33	$4,749
Vehicle
Pass	$624	$318	$427	$172	$85	$16	$0	$1,642
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	22	0	0	22
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$624	$318	$427	$172	$107	$16	$0	$1,664
Credit cards
Pass	$0	$1,307	$0	$0	$0	$0	$0	$1,307
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$0	$1,307	$0	$0	$0	$0	$0	$1,307
Total Loans
Pass	$173,845	$168,609	$92,588	$107,217	$201,635	$315,789	$134,486	$1,194,169
Watch	2,667	1,992	15,823	9,573	14,073	32,388	7,312	83,828
Special Mention	404	828	3,451	2,473	1,359	7,309	1,867	17,691
Substandard	206	237	851	1,121	96	4,408	0	6,919
Doubtful	0	0	0	0	0	0	0	0
Total	$177,122	$171,666	$112,713	$120,384	$217,163	$359,894	$143,665	$1,302,607

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of December 31, 2025:

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial:
Commercial and industrial
Pass	$20,312	$9,686	$4,745	$4,996	$1,318	$8,336	$19,746	$69,139
Watch	205	178	210	0	0	0	942	1,535
Special Mention	0	126	258	14	5	0	547	950
Substandard	0	0	22	6	195	25	0	248
Doubtful	0	0	0	0	0	0	0	0
Total Commercial and industrial	$20,517	$9,990	$5,235	$5,016	$1,518	$8,361	$21,235	$71,872
Agricultural:
Pass	$4,621	$1,578	$1,687	$4,066	$3,105	$216	$57,806	$73,079
Watch	9	144	222	67	129	376	2,126	3,073
Special Mention	130	124	750	0	52	0	1,183	2,239
Substandard	0	110	107	1	0	0	86	304
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$4,760	$1,956	$2,766	$4,134	$3,286	$592	$61,201	$78,695
Real Estate:
Commercial
Pass	$81,399	$49,772	$52,788	$109,941	$59,516	$116,804	$8,107	$478,327
Watch	647	5,862	5,021	15,297	6,324	18,764	6,891	58,806
Special Mention	0	2,294	111	1,127	2,082	1,943	0	7,557
Substandard	0	246	1,213	0	2,952	146	0	4,557
Doubtful	0	0	0	0	0	0	0	0
Total Commercial	$82,046	$58,174	$59,133	$126,365	$70,874	$137,657	$14,998	$549,247
Consumer
Pass	$61,513	$40,060	$51,021	$75,474	$44,368	$71,370	$29,661	$373,467
Watch	99	8,743	3,626	2,071	3,458	3,883	557	22,437
Special Mention	0	0	95	63	68	696	269	1,191
Substandard	0	100	0	325	91	393	18	927
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$61,612	$48,903	$54,742	$77,933	$47,985	$76,342	$30,505	$398,022

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate Continued):
Agricultural
Pass	$14,104	$11,333	$12,862	$28,975	$24,335	$48,689	$20,087	$160,385
Watch	124	199	1,389	1,057	294	2,543	466	6,072
Special Mention	507	0	0	0	0	1,360	320	2,187
Substandard	0	0	0	0	0	1,135	0	1,135
Doubtful	0	0	0	0	0	0	0	0
Total Agricultural	$14,735	$11,532	$14,251	$30,032	$24,629	$53,727	$20,873	$169,779
Construction and land:
Pass	$20,462	$12,330	$1,949	$673	$525	$3,322	$412	$39,673
Watch	0	0	0	243	0	0	0	243
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Construction and land	$20,462	$12,330	$1,949	$916	$525	$3,322	$412	$39,916
Consumer:
Installment
Pass	$2,206	$628	$494	$352	$283	$457	$37	$4,457
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	13	0	0	0	13
Doubtful	0	0	0	0	0	0	0	0
Total Consumer	$2,206	$628	$494	$365	$283	$457	$37	$4,470
Vehicle
Pass	$613	$656	$357	$264	$36	$2	$0	$1,928
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Vehicle	$613	$656	$357	$264	$36	$2	$0	$1,928
Credit cards
Pass	$1,365	$0	$0	$0	$0	$0	$0	$1,365
Watch	0	0	0	0	0	0	0	0
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total Credit Cards	$1,365	$0	$0	$0	$0	$0	$0	$1,365
Total Loans
Pass	$206,595	$126,043	$125,903	$224,741	$133,486	$249,196	$135,856	$1,201,820
Watch	1,084	15,126	10,468	18,735	10,205	25,566	10,982	92,166
Special Mention	637	2,544	1,214	1,204	2,207	3,999	2,319	14,124
Substandard	0	456	1,342	345	3,238	1,699	104	7,184
Doubtful	0	0	0	0	0	0	0	0
Total	$208,316	$144,169	$138,927	$245,025	$149,136	$280,460	$149,261	$1,315,294

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of September 30, 2026:

2026	Non-accrual	Non-accrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$155	$0	$0
Agricultural	314	314	0
Real estate:
Commercial real estate	3,773	1,163	579
Agricultural real estate	1,135	1,135	0
Consumer real estate	386	386	554
Consumer:
Installment	0	0	4

Total	$5,763	$2,998	$1,137

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2025:

2025	Non-accrual	Non-accrual With No ACL	Loans Past Due Over 89 Days and Still Accruing

Commercial:
Commercial	$195	$0	$31
Agricultural	0	0	302
Real estate:
Commercial real estate	4,095	3	246
Agricultural real estate	0	0	0
Consumer real estate	211	214	573
Consumer:
Installment	0	0	6

Total	$4,501	$217	$1,158

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

Loan aging information by class of loan at September 30, 2026 and December 31, 2025:

September 30, 2026	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$99	$23	$0	$122
Agricultural	26	0	302	328
Real estate:
Commercial real estate	1,928	283	4,116	6,327
Agricultural real estate	0	122	1,135	1,257
Consumer real estate	3,725	549	876	5,150
Consumer:
Consumer other	69	14	4	87
Consumer vehicle	3	9	0	12

Totals	$5,850	$1,000	$6,433	$13,283

December 31, 2025	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90+ Days	Total Past Due

Commercial:
Commercial	$0	$25	$31	$56
Agricultural	37	0	303	340
Real estate:
Commercial real estate	2,317	382	4,341	7,040
Agricultural real estate	0	0	0	0
Consumer real estate	2,513	825	572	3,910
Consumer:
Installment	11	15	6	32

Totals	$4,878	$1,247	$5,253	$11,378

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(3)	Loans (continued):

The following table represents collateral dependent loans. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty, and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2026:

2026	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$279	$0	$0	$279
Agriculture	314	0	0	314
Commercial real estate	0	4,460	0	4,460
Agricultural real estate	0	1,135	0	1,135
Consumer real estate	0	741	0	741
Consumer other	0	0	4	4
Consumer vehicle	0	0	0	0

Totals	$593	$6,336	$4	$6,933

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025:

2025	Commercial	Real Estate	Vehicle	Total

Commercial and industrial	$261	$0	$0	$261
Agricultural	304	0	0	304
Commercial real estate	0	4,557	0	4,557
Agricultural real estate	0	1,135	0	1,135
Consumer real estate	100	832	0	932
Consumer other	0	0	13	13
Consumer vehicle	0	0	0	0

Totals	$665	$6,524	$13	$7,202

The Company had no loans modified to borrowers experiencing financial difficulty as of September 30, 2026 and December 31, 2025.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Mortgage Banking Commitments:

The Company enters into commitments to fund residential mortgage loans (interest rate lock commitments, or IRLC) at specified times in the future, with the intention that these loans will be subsequently sold to third-party investors. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the interest rate lock. These mortgage loan commitments are considered to be derivatives. As of September 30, 2026 and December 31, 2025, the Company had approximately $3,499 and $20,814 respectively, in interest rate lock commitments outstanding.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. During 2026 and 2025, the Mortgage Banking Company used both “best efforts” and “mandatory delivery”, and the Bank used “mandatory delivery” forward loan sale commitments. To facilitate the hedging of the loans, the Company has elected the fair value option for loans held for sale. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, the aggregate fair value, contractual balance, and gain or loss were as follows:

	September 30, 2026	December 31, 2025
Aggregate fair value	$5,798	$12,688
Contractual balance	5,707	12,275

Gain	$91	$413

Changes in the fair value of loans held for sale, interest rate lock commitments and forward contracts are recorded in mortgage banking income in non-interest income.

Best efforts sale commitments are contracts to deliver certain mortgage loans to third-party investors at a specified date and price only if the underlying loan is funded. At September 30, 2026 and December 31, 2025, the Company had approximately $194 and $2,728 respectively, in best effort forward sale commitments outstanding.

Mandatory forward sale commitments are contracts to deliver a certain principal amount of mortgage loans to a third-party investor at a specified date and price. If the contractual amount of mortgages are not delivered, then a “pair-off fee” is assessed based on then-current market prices. At September 30, 2026 and December 31, 2025, the Company had approximately $8,073 and $30,401 respectively, in mandatory forward sale commitments outstanding.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Mortgage Banking Commitments (continued):

The following table provides the components of income from mortgage banking activities for the three months and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

Gain on loans sold	$2,670	$7,795
Gain (loss) resulting from the change in fair value of loans held-for-sale	(335)	(322)
Gain (loss) resulting from the change in fair value of derivatives	(478)	(338)
Gain resulting from the change in forward contracts	128	85

Total	$1,985	$7,220

The following table provides the components of income from mortgage banking activities for the three months and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

Gain on loans sold	$3,350	$7,832
Gain (loss) resulting from the change in fair value of loans held-for-sale	(260)	265
Gain (loss) resulting from the change in fair value of derivatives	(358)	402
Gain (loss) resulting from the change in forward contracts	256	(23)

Total	$2,988	$8,476

The fair value of mortgage banking derivatives reported as assets and included in other assets was approximately $14 and $352 at September 30, 2026 and December 31, 2025, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

The Company also enters into over-the-counter contracts for the future delivery of mortgage-backed securities. These contracts are fair value hedges, which are also used to offset the interest rate risk related to granting interest rate locks. It is the Company’s practice not to deliver on these contracts for future delivery of mortgage-backed securities. Instead, these contracts are settled with a “pair-off” that is assessed based on then-current market prices. The notional amounts of these contracts were $6,000 and $60,500 as of September 30, 2026 and December 31, 2025, respectively. The fair value of these contracts included in other assets and liabilities was approximately $85 and $(61) as of September 30, 2026 and December 31, 2025, respectively. Changes in the fair values of these mortgage banking derivatives are included in mortgage banking income.

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(4)	Mortgage Banking Commitments (continued):

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at September 30, 2026 and December 31, 2025:

Asset Derivatives

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
IRLCs	$3,499	$14	$20,814	$352

Liability Derivatives

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Forward contracts	$6,000	$85	$60,500	$(60)

Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(5)	Bank Premises and Equipment:

The cost of bank premises and equipment and the total accumulated depreciation at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025

Land	$7,726	$7,993
Buildings and improvements	28,966	28,862
Furniture and equipment	7,692	7,556
	44,384	44,411
Less accumulated depreciation	(20,709)	(20,081)

	$23,675	$24,330

(6)	Commitments and Contingencies:

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of September 30, 2026 and December 31, 2025 is approximately as follows:

	September 30, 2026	December 31, 2025

Commitments to extend credit	$334,905	$248,969
Committed credit-card lines	7,166	7,030
Standby letters of credit	6,736	6,873
	$348,807	$262,872

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(6)	Commitments and Contingencies (continued):

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $3,499 and $20,814 at September 30, 2026 and December 31, 2025, respectively, with the remainder at floating market rates. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, crops, livestock, property and equipment, residential real estate, and income-producing commercial properties. Credit-card commitments are unsecured.

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

(7)	Federal Home Loan Bank Advances and Other Borrowings:

Federal Home Loan Bank advances and letters of credit:

The Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 76% of the book value of the Bank’s 1-4 family real estate loans, 62% of the book value of the Bank’s revolving home equity lines of credit, 62% of the book value of the Bank’s 1-4 family second mortgages, 62% of the book value of the Bank’s secured farmland loans, 73% of the book value of the multi-family loans and the amount of the Bank’s securities pledged, and 72% of the commercial real estate first-lien loans. The total carrying value of the Bank’s assets pledged for FHLB advances was approximately $880,426 and $906,150 at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the Bank’s available and unused portion of this borrowing agreement totaled approximately $453,213, based on collateral pledged. The Bank may, however, have to purchase additional FHLB stock to support future draws.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(7)	Federal Home Loan Bank Advances and Other Borrowings (continued):

Federal Home Loan Bank advances and letters of credit (continued):

Variable rate advances are due on demand and interest is payable monthly. Various advances were obtained from the FHLB with total outstanding balances of $0 at September 30, 2026 and December 31, 2025.

Fixed rate advances are due at the maturity date, with a prepayment penalty applying and interest payable monthly. Various advances were obtained from the FHLB with a total outstanding balance of $72,917 and various interest rates from 0.00% to 4.04% at September 30, 2026 and a total outstanding balance of $77,917, with various interest rates from 0.00% to 4.46% at December 31, 2025, respectively.

The Bank had four letters of credit totaling $66,045 at September 30, 2026 with maturity dates through May 2027. The Bank had four letters of credit totaling $66,045 at December 31, 2025 with maturity dates through May 2026.

Federal Reserve Bank Discount Window:

The Bank maintains an operating line of credit with the Federal Reserve Bank Discount Window that is secured by commercial and agricultural loans. As of September 30, 2026 and December 31, 2025, the balance owed on the line was $0. The Bank was eligible to borrow up to approximately $90,201 and $92,003, based on collateral of approximately $104,683 and $112,294 at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, the scheduled maturities of Federal Home Loan Bank advances are as follows:

2026

2026	$42,000
2027	22,917
2028	0
2029	0
2030	8,000
$72,917

Bankers’ Bank Borrowings:

During October 2024, Tri-County Financial Group entered into an operating line of credit with Bankers’ Bank for $10,000 at a variable interest rate based upon the Wall Street Journal Prime Rate, less 0.250 percentage points (7.00% and 6.75% prime interest rate at September 30, 2026 and December 31, 2025, respectively). The note is secured by 52,200 shares of the common stock of First State Bank, representing 100% of the issued and outstanding capital stock of the Bank and matures on October 29, 2026. As of September 30, 2026 and December 31, 2025 the balance owed on the line was $0. There were no draws on the operating line of credit at any point during the period ended September 30, 2026 and year ended December 31, 2025.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(8)	Securities Sold Under Agreements to Repurchase:

The agreements to repurchase securities require the Company (seller) to repurchase identical securities as those that are sold. The securities underlying the agreements were under the Company’s control. Information about the repurchase agreements at September 30, 2026 follows:

2026
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,721
Mortgage-backed	9,872
Collateralized mortgage obligations (CMOs)	2,937

Total securities sold under agreements to repurchase	$25,530

Information about the repurchase agreements at December 31, 2025 follows:

2025
Remaining Contractual Maturity of the Agreements
Overnight and Continuous
Repurchase agreements secured by:
U.S. Government sponsored agencies	$12,846
Mortgage-backed	7,234
Collateralized mortgage obligations (CMOs)	3,025

Total securities sold under agreements to repurchase	$23,105

The maximum amount of outstanding agreements at any month end during the nine months ended 2026 and 2025 totaled $36,440 and $32,965 respectively, and the monthly average of such agreements totaled $23,436 and $21,590 for the nine months ended 2026 and 2025, respectively.

(9)	Subordinated Debentures:

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(9)	Subordinated Debentures (continued):

At September 30, 2026 and December 31, 2025, subordinated debentures are as follows:

	September 30, 2026		December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs

Subordinated debentures, due 2031 and 2026, respectively	$10,000	$123	$10,000	$141

(10)	Deposits:

At September 30, 2026, the scheduled maturities of time deposits are as follows:

2026	$426,114
2027	40,016
2028	13,933
2029	722
2030	417

Total	$481,202

Brokered certificates were $10,000 and $44,921 at September 30, 2026 and December 31, 2025 respectively.

The aggregate amounts of time deposits (including certificates of deposit) in denominations that exceed the FDIC insurance limit of $250 were approximately $148,998 and $145,358 as of September 30, 2026 and December 31, 2025, respectively.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(11)	Transactions with Related Parties:

Certain directors, executive officers, and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of approximately $4,268 and $6,426 at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, total principal additions were $6,172 and total principal payments were $7,058. Changes in related party composition during the nine months ended September 30, 2026 totaled a decrease of $1,272.

Deposit accounts with related parties totaled approximately $3,429 and $4,659 at September 30, 2026 and December 31, 2025, respectively.

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

(12)	Minimum Capital Requirements:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes, as of September 30, 2026 and December 31, 2025, the Bank met all capital-adequacy requirements to which they are subject.

As of September 30, 2026, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2026 that management believes have changed this categorization.

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(12)	Minimum Capital Requirements (continued):

The actual capital amounts and ratios for the Bank are also presented in the following table as of September 30, 2026 and December 31, 2025:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026:

Common equity Tier 1 capital(to Risk-Weighted Assets) Bank	$174,442	14.7%	> $53,469	> 4.5%	> $77,233	> 6.5%

Total Capital (to Risk-Weighted Assets) Bank	$189,321	15.9%	> $95,056	> 8.0%	> $118,819	> 10.0%

Tier-I Capital (to Risk-Weighted Assets) Bank	$174,442	14.7%	> $71,292	> 6.0%	> $95,056	> 8.0%

Tier-I Capital (To Average Assets) Bank	$174,442	11.2%	> $62,456	> 4.0%	> $78,071	> 5.0%
As of December 31, 2025:

Common equity Tier 1 capital (to Risk-Weighted Assets) Bank	$164,600	13.8%	> $53,867	> 4.5%	> $77,808	> 6.5%

Total Capital (to Risk-Weighted Assets) Bank	$178,511	14.9%	> $95,763	> 8.0%	> $119,704	> 10.0%

Bank Tier-I Capital (to Risk-Weighted Assets)	$164,600	13.8%	> $71,823	> 6.0%	> $95,763	> 8.0%

Tier-I Capital (To Average Assets) Bank	$164,600	10.5%	> $62,632	> 4.0%	> $78,290	> 5.0%

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(12)	Minimum Capital Requirements (continued):

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

(13)	Earnings Per Common Share:

For the three months and nine months ended September 30, 2026 earnings per common share have been computed based on the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

Net income	$3,353	$11,942

Income available to common stockholders	$3,353	$11,942

Average number of common shares outstanding used to calculate basic earnings per common share	2,409,223	2,388,895

Effect of dilutive securities:
Stock options	73,105	73,105

Average number of common shares outstanding used to calculate diluted earnings per common share	2,482,328	2,462,000

For the three months and nine months ended September 30, 2025 earnings per common share has been computed based on the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

Net income	$3,712	$9,773

Income available to common stockholders	$3,712	$9,773

Average number of common shares outstanding used to calculate basic earnings per common share	2,383,316	2,386,923

Effect of dilutive securities:
Stock options	26,132	26,132

Average number of common shares outstanding used to calculate diluted earnings per common share	2,409,448	2,413,055

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(14)	Fair Value Measurements:

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(14)	Fair Value Measurements (continued):

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

The following table presents the Company’s approximate fair value hierarchy for assets measured at fair value as of September 30:

2026
		Fair Value Measurements at
		Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets:
Debt securities available for sale	$141,065	$12,549	$128,516
Mortgage loans held for sale	5,798		5,798
Derivative assets	14		14
Forward contracts	85		85

Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$1,814			$1,814
Foreclosed assets	402			402

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(14)	Fair Value Measurements (continued):

The following table presents the Company’s approximate fair value hierarchy for assets measured at fair value as of December 31:

2025
		Fair Value Measurements at
		Reporting Date Using
	Total	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair
value on a recurring basis:
Assets:
Debt securities available for sale	$154,207	$17,485	$136,722
Mortgage loans held for sale	12,688		12,688
Derivative assets	352		352
Liabilities:
Forward contracts	$60		$60
Assets measured at fair value on a non-recurring basis:
Assets:
Collateral-dependent loans, net of specific reserves	$6,153			$6,153
Foreclosed assets	101			101

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

TRI-COUNTY FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(000s omitted except share data)

(14)	Fair Value Measurements (continued):

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30:

	2026
			Fair Value Measurements at
		Reporting Date Using
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$68,642	$68,642			$68,642
Securities available for sale	141,065	12,549	128,516		141,065
Federal Home Loan Bank stock	3,459			3,459	3,459
Mortgage loans held for sale	5,798		5,798		5,798
Loans, net	1,287,328			1,284,956	1,284,956
Accrued interest receivable	10,672	10,672			10,672
Mortgage servicing rights	520		4,593		4,593
Derivative assets	14		14		14
Forward Commitments	85		85		85

Financial liabilities:
Deposits	$1,287,263	$906,203		$381,440	$1,287,644
FHLB advances and other borrowings	72,917			72,917	72,917
Securities sold under agreements to repurchase	25,530	25,530			25,530
Accrued interest payable	2,736	2,736			2,736

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2025
			Fair Value Measurements at
		Reporting Date Using
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$49,639	$49,639			$49,639
Securities available for sale	154,207	17,485	136,722		154,207
Federal Home Loan Bank stock	3,572			3,572	3,572
Mortgage loans held for sale	12,688		12,688		12,688
Loans, net	1,300,302			1,283,910	1,283,910
Accrued interest receivable	8,222	8,222			8,222
Mortgage servicing rights	585		4,593		4,593
Derivative assets	352		352		352

Financial liabilities:
Deposits	$1,303,923	$891,827		$412,629	$1,304,456
FHLB advances and other borrowings	77,917			77,917	77,917
Securities sold under agreements to repurchase	23,105	23,105			23,105
Accrued interest payable	2,648	2,648			2,648
Forward commitments	61		61		61

(15)	Revenue from Contracts with Customers:

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

(16)	Segments:

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

Selected financial information by business segment is as follows for the three months ended September 30, 2026:

Three Months Ended September 30, 2026	Commercial	Mortgage Banking	Eliminations	Total
Net interest income	$14,431	$97	$(11)	$14,517
Recovery of credit loss expense	365	0	0	365
Mortgage banking revenues	261	1,707	17	1,985
All other non-interest income	752	0	734	1,486
Non-interest expenses	9,826	3,111	(41)	12,896
Income (loss) before income tax expense	5,253	(1,307)	781	4,727
Income tax expense (benefit)	1,746	(372)	0	1,374
Net income (loss)	3,507	(935)	781	3,353

(16)	Segments (continued):

Selected financial information by business segment is as follows for the nine months ended September 30, 2026:

Nine Months Ended September 30, 2026	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$42,159	$237	$(31)	$42,365
Recover of credit loss expense	1,143	0	0	1,143
Mortgage banking revenues	976	6,192	52	7,220
All other non-interest income	3,573	0	1,193	4,766
Non-interest expenses	28,050	8,807	(122)	36,735
Income (loss) before income tax expense	17,515	(2,378)	1,336	16,473
Income tax expense (benefit)	5,188	(657)	0	4,531
Net income (loss)	12,327	(1,721)	1,336	11,942

Selected financial information by business segment is as follows for the three months ended September 30, 2025:

Three Months Ended September 30, 2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$12,914	$69	$(14)	$12,969
Recovery of credit loss expense	253	0	0	253
Mortgage banking revenues	318	2,645	25	2,988
All other non-interest income	1,415	0	45	1,460
Non-interest expenses	9,134	3,028	(41)	12,121
Income (loss) before income tax expense	5,260	(314)	97	5,043
Income tax expense (benefit)	1,421	(90)	0	1,331
Net income (loss)	3,839	(224)	97	3,712

Selected financial information by business segment is as follows for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025	Commercial	Mortgage Banking	Eliminations	Total

Net interest income	$36,652	$235	$(36)	$36,851
Credit loss expense	641	0	0	641
Mortgage banking revenues	953	7,461	62	8,476
All other non-interest income	3,996	0	230	4,226
Non-interest expenses	27,097	8,668	(122)	35,643
Income (loss) before income tax expense	13,863	(972)	378	13,269
Income tax expense (benefit)	3,762	(266)	0	3,496
Net income (loss)	10,101	(706)	378	9,773

(17)	Business Combinations:

On August 10, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HBT Financial, Inc. (“HBT Financial”), pursuant to which the Company will merge with and into HBT Financial, with HBT Financial as the surviving entity of the Merger. Immediately following the Merger, and subject to the occurrence of the Merger, the Bank will merge with and into Heartland Bank and Trust Company, HBT Financial’s wholly-owned subsidiary bank (“Heartland Bank”), with Heartland Bank as the surviving entity of such Merger.

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

(18)	Subsequent events:

First State Mortgage ceased operations during the quarter as part of its sale of select assets to Luminate Bank. Wind-down activities are continuing to occur subsequent to September 30, 2026.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ended September 30, 2026 and 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Net interest income (GAAP)	$14,517	$12,969	$42,365	$36,851
Tax-equivalent adjustment on securities exempt from federal income tax	99	104	305	303
Net interest income, FTE (non-GAAP)	$14,616	$13,073	$42,670	$37,154

Average balance of total interest-earning assets	$1,505,248	$1,494,692	$1,503,438	$1,475,326

Net interest margin (annualized net interest income divided by the average balance of total interest-earning assets) (GAAP)	3.83%	3.44%	3.77%	3.34%

Net interest margin, FTE (annualized net interest income, FTE, divided by the average balance of total interest earning assets) (non-GAAP)	3.85%	3.47%	3.79%	3.37%

The efficiency ratio is a non-GAAP financial measure that is calculated by dividing non-interest expense by total revenue (net interest income plus non-interest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of our efficiency ratio for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Non-interest expense	$12,896	$12,121	$36,735	$35,643

Net interest income	$14,517	$12,969	$42,365	$36,851
Non-interest income	3,471	4,448	11,986	12,702
Total Revenue	$17,988	$17,417	$54,351	$49,553

Efficiency ratio (non-interest divided by total revenue) (non-GAAP)	71.7%	69.6%	67.6%	71.9%

Summary of Performance

Selected information about our results for the nine months ended September 30, 2026 and 2025 are scheduled below:

	Nine Months Ended September 30,		Increase (Decrease)
Statement of Income Data	2026	2025	Amount	%
Interest income	$63,905	$60,732	$3,173	5.2%
Interest expense	21,540	23,881	(2,341)	(9.8)%
Net interest income	42,365	36,851	5,514	15.0%
Credit loss expense (recovery)	1,143	641	502	78.3%
Noninterest income	11,986	12,702	(716)	(5.6)%
Noninterest expense	36,735	35,643	1,092	3.1%
Income tax expense	4,531	3,496	1,035	29.6%
Net Income	$11,942	$9,773	$2,169	22.2%

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,503,438	$1,475,326	$28,112	1.9%
Average total assets	1,569,853	1,537,960	31,893	2.1%
Average stockholders’ equity	163,902	148,188	15,714	10.6%

Selected Financial Ratios
Return on average assets	1.02%	0.85%	0.17%	19.7%
Return on average equity	9.74%	8.82%	0.92%	10.5%
Net interest margin (1)	3.79%	3.37%	0.43%	12.7%
Stockholders’ equity to total assets	10.53%	9.70%	0.83%	8.6%
Dividend payout ratio	16.84%	18.31%	(1.47)%	(8.0)%

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Net income for the first nine months of 2026 was $11.9 million, which increased $2.2 million, or 22.2%, from $9.8 million for the comparable period of 2025. Diluted earnings per common share was $4.85 for the nine months ended September 30, 2026, an increase of $0.80 from $4.05 in the comparable period of 2025.

Credit loss expense in the first nine months of 2026 was $1.1 million, compared to a credit loss expense of $0.6 million in the prior year period.

Selected information about our results for the three months ended September 30, 2026 and 2025 is scheduled below:

	Three Months Ended September 30,		Increase (Decrease)
Statement of Income Data	2026	2025	Amount	%
Interest income	$21,704	$21,094	$610	2.9%
Interest expense	7,187	8,125	(938)	(11.5)%
Net interest income	14,517	12,969	1,548	11.9%
Credit loss expense (recovery)	365	253	112	44.3%
Noninterest income	3,471	4,448	(977)	(22.0)%
Noninterest expense	12,896	12,121	775	6.4%
Income tax expense	1,374	1,331	43	3.2%
Net Income	$3,353	$3,712	$(359)	(9.7)%

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	%
Average Balances (Dollars in thousands)
Average earning assets	$1,505,248	$1,494,692	$10,556	0.7%
Average total assets	1,569,791	1,558,939	10,852	0.7%
Average stockholders’ equity	166,929	152,074	14,855	9.8%

Selected Financial Ratios
Return on average assets	0.88%	0.99%	(0.10)%	(10.3)%
Return on average equity	7.97%	9.68%	(1.72)%	(17.7)%
Net interest margin (1)	3.85%	3.47%	0.38%	11.0%
Stockholders’ equity to total assets	10.53%	9.70%	0.83%	8.6%
Dividend payout ratio	20.19%	16.03%	4.16%	26.0%

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

Net income in the third quarter of 2026 was $3.4 million, which decreased $0.4 million, or 9.7%, from $3.7 million for the comparable period of 2025. Diluted earnings per common share was $1.35 in the third quarter of 2026, a decrease of $0.18 from $1.53 in the comparable period of 2025.

Credit loss expense in the third quarter of 2026 was $0.4 million, compared to credit loss expense of $0.3 million in the prior year period.

Total assets were $1.58 billion as of September 30, 2026 versus $1.60 billion as of December 31, 2025, a decrease of $11.0 million or 0.7%. Balance sheet compression was driven by decreases to total loans, net of the allowance for credit losses, which decreased $13.0 million or 1.0%.

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

Our net interest income was $42.4 million and $36.9 million for the nine months ended September 30, 2026 and 2025, respectively. In the first nine months of 2026, on a full-tax equivalent basis, our net interest margin improved to 3.79% from 3.37% in the same period of 2025. The improvement in net interest margin was due primarily to higher loan yields and a decrease in the cost of time deposits and FHLB advances.

Our net interest income was $14.5 million and $13.0 million for the three months ended September 30, 2026 and 2025, respectively. In the third quarter of 2026, on a full-tax equivalent basis, our net interest margin improved to 3.85% from 3.47% in the same period of 2025.

For the nine months ended September 30, 2026, on a full-tax equivalent basis, total interest income improved by $3.2 million, or 5.2%, compared to the same period of 2025. The increase was due to higher loan yields. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. The loan yields increased to 6.10% from 5.83% for the same period in the prior year.

For the three months ended September 30, 2026, on a full-tax equivalent basis, total interest income improved by $0.6 million, or 2.9%, compared to the same period of 2025. Loan pricing improved as older loans were renewed or replaced with new volume at higher, current rates. The loan yields increased to 6.15% from 6.00% for the same period in the prior year.

During the nine months ended September 30, 2026, the average amortized cost balance of debt securities was $159.6 million, or a 0.9% decrease from the comparable period of 2025.

For the nine months ended September 30, 2026, dividends on Federal Home Loan Bank of Chicago (“FHLB”) stock increased to $222,000 from $217,000 in the comparable period of 2025. The timing of dividend payments and stock purchases and redemptions may distort the yield on average balances.

Interest expense decreased by $2.3 million, or 9.8%, in the nine months ended September 30, 2026, compared to the same period in 2025. Interest expense on time deposits decreased by $1.7 million because the average balance decreased and the interest rate declined, from 3.75% to 3.38%. The cost of total interest-bearing deposits declined to 2.31% in the nine months ended September 30, 2026, from 2.54% in the comparable period of 2025.

Interest expense decreased by $938,000, or 12%, in the three months ended September 30, 2026, compared to the same period in 2025. Interest expense on time deposits decreased by $411,000, or 9% because the average balance decreased and the interest rate declined, from 3.57% to 3.34%. The cost of total interest-bearing deposits declined to 2.30% in the three months ended September 30, 2026, from 2.46% in the comparable period of 2025.

Average interest-bearing deposits in the nine months ended September 30, 2026 were 2% more than in the comparable period of 2025. Average time deposits decreased by 2% and average interest-bearing demand deposits decreased by 4%. Average savings and money market account balances increased 15%, compared to the first nine months of 2025.

Average interest-bearing deposits in the three months ended September 30, 2026 were 3% more than in the comparable period of 2025. Average time deposits decreased by 3% and average interest-bearing demand deposits decreased by 7%. Average savings and money market account balances increased 22% compared to the third quarter of 2025.

During the three months ended September 30, 2026, the rate on FHLB advances was 3.62% as compared to the 4.22% cost during the comparable period of 2025.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2026 and 2025. Non-accrual loans are included in average balances. The yields in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the “net interest margin” for the periods shown.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
			(Dollars in thousands)
Assets
Loans (1) (2)	$1,298,848	$59,237	6.10%	$1,286,887	$56,722	5.89%
Debt securities - taxable	109,728	2,177	2.65%	109,173	1,899	2.33%
Debt securities - tax-exempt (3)	49,872	1,453	3.90%	51,835	1,443	3.72%
Interest-bearing balances at banks	39,420	1,095	3.71%	21,646	724	4.47%
Federal funds sold	2,105	26	1.65%	1,917	30	2.09%
Federal Home Loan Bank stock	3,465	222	8.57%	3,868	217	7.50%
Total interest-earning assets	1,503,438	64,210	5.71%	1,475,326	61,035	5.53%
Cash and due from banks -noninterest bearing	16,655			16,306
Cash surrender value of life insurance	20,957			20,483
Premises and equipment, net	23,913			24,954
Unrealized gains (losses) on securities	(9,063)			(13,176)
Allowance for credit losses on loans	(14,887)			(14,547)
Other assets	28,840			28,614
Total assets	$1,569,853			$1,537,960
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$271,068	$2,510	1.24%	$281,852	$2,967	1.41%
Savings and money market	369,823	4,667	1.69%	321,010	3,996	1.66%
Time deposits	485,417	12,276	3.38%	497,247	13,947	3.75%
Total interest-bearing deposits	1,126,308	19,453	2.31%	1,100,109	20,910	2.54%
Federal Home Loan Bank advances	45,364	1,323	3.90%	64,667	2,127	4.40%
Securities sold under agreement to repurchase	23,436	493	2.81%	21,590	571	3.54%
Federal funds purchased and other borrowings	254	8	4.21%	308	11	4.77%
Subordinated debt	9,869	263	3.56%	9,844	262	3.56%
Total interest-bearing liabilities	1,205,231	21,540	2.39%	1,196,518	23,881	2.67%
Non-interest bearing demand deposits	181,156			175,010
Other noninterest bearing liabilities	19,564			18,244
Total liabilities	1,405,951			1,389,772
Stockholders’ equity	163,902			148,188
Total liabilities and stockholders’ equity	$1,569,853			$1,537,960

Net interest income / margin (3)		$42,670	3.79%		$37,154	3.37%
Less tax equivalent adjustment		(305)			(303)
Net interest income		$42,365			$36,851

(1) Includes loans held for sale and nonaccrual loans.

(2) Yield amounts on loans include fees.

(3) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

The following table sets forth average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2026 and 2025. This table reflects the average yields on assets and average costs of liabilities (derived by dividing income or expense by the average balance of assets or liabilities, respectively) as well as the net interest margin for the periods shown.

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(Dollars in thousands)			(Dollars in thousands)
Assets
Loans (1) (2)	$1,296,101	$20,084	6.15%	$1,303,321	$19,703	6.00%
Debt securities - taxable	106,988	725	2.69%	109,403	668	2.42%
Debt securities - tax-exempt (3)	48,839	472	3.84%	52,800	494	3.71%
Interest-bearing balances at banks	47,625	448	3.73%	22,590	253	4.44%
Federal funds sold	2,164	9	1.65%	1,783	10	2.23%
Federal Home Loan Bank stock	3,531	65	7.30%	4,795	70	5.79%
Total interest-earning assets	1,505,248	21,803	5.75%	1,494,692	21,198	5.63%
Cash and due from banks -noninterest bearing	16,167			16,535
Cash surrender value of life insurance	20,880			20,624
Premises and equipment, net	23,852			24,715
Unrealized gains (losses) on securities	(10,068)			(12,052)
Allowance for credit losses on loans	(14,784)			(14,664)
Other assets	28,496			29,089
Total assets	$1,569,791			$1,558,939
Liabilities and stockholders’ equity
Deposits
Demand, interest-bearing	$265,455	$805	1.20%	$284,633	$995	1.39%
Savings and money market	384,658	1,691	1.74%	316,040	1,341	1.68%
Time deposits	483,513	4,072	3.34%	498,106	4,483	3.57%
Total interest-bearing deposits	1,133,626	6,568	2.30%	1,098,779	6,819	2.46%
Federal Home Loan Bank advances	37,406	341	3.62%	94,482	1,006	4.22%
Securities sold under agreement to repurchase	26,803	190	2.81%	24,066	213	3.51%
Federal funds purchased and other borrowings	-	-		8	-	0.00%
Subordinated debt	9,875	88	3.54%	9,850	87	3.50%
Total interest-bearing liabilities	1,207,710	7,187	2.36%	1,227,185	8,125	2.63%
Non-interest bearing demand deposits	175,868			167,581
Other noninterest bearing liabilities	19,284			12,099
Total liabilities	1,402,862			1,406,865
Stockholders’ equity	166,929			152,074
Total liabilities and stockholders’ equity	$1,569,791			$1,558,939

Net interest income / margin (3)		$14,616	3.85%		$13,073	3.47%
Less tax equivalent adjustment		(99)			(104)
Net interest income		$14,517			$12,969

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

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the nine months ended September 30, 2026.

	Nine Months Ended September 30, 2026
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$546	$1,969	$2,515
Debt securities - taxable	11	267	278
Debt securities - tax-exempt (1)	(57)	67	10
Interest-bearing balances at banks	494	(123)	371
Federal funds sold	2	(6)	(4)
Federal Home Loan Bank stock	(26)	31	5
Total interest income	$970	$2,205	$3,175

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$(100)	$(357)	$(457)
Savings and money market deposits	616	55	671
Time deposits	(299)	(1,372)	(1,671)
Total interest expense on deposits	217	(1,674)	(1,457)
Federal Home Loan Bank advances	(563)	(241)	(804)
Securities sold under agreement to repurchase	78	(156)	(78)
Federal funds purchased and other borrowings	(1)	(2)	(3)
Subordinated debt	1	0	1
Total interest expense	(268)	(2,073)	(2,341)

Net interest income (1)	$1,238	$4,278	$5,516
Tax equivalent adjustment			(2)
Net interest income			$5,514

(1) Reflects tax equivalent adjustment for federal tax exempt income based on a 21% tax rate.

The volume and rate variances table below indicate the difference in interest earned and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances (volume) or average interest rates for the three months ended September 30, 2026.

	Three Months Ended September 30, 2026
	Increase (Decrease) Due to
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest-earning assets
Loans	$(112)	$493	$381
Debt securities - taxable	(16)	73	57
Debt securities - tax-exempt (1)	(39)	17	(22)
Interest-bearing balances at banks	235	(40)	195
Federal funds sold	2	(3)	(1)
Federal Home Loan Bank stock	(23)	18	(5)
Total interest income	$47	$558	$605

Expense from interest-bearing liabilities
Demand deposits, interest-bearing	$(58)	$(132)	$(190)
Savings and money market deposits	302	48	350
Time deposits	(123)	(288)	(411)
Total interest expense on deposits	121	(372)	(251)
Federal Home Loan Bank advances	(91)	(574)	(665)
Securities sold under agreement to repurchase	145	(168)	(23)
Federal funds purchased and other borrowings	-	-	-
Subordinated debt	(2)	3	1
Total interest expense	173	(1,111)	(938)

Net interest income (1)	$(126)	$1,669	$1,543
Tax equivalent adjustment			5
Net interest income			$1,548

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

For the nine months ended September 30, 2026, our credit loss expense on loans was $334,000 and the credit loss expense on off-balance sheet loans was $809,000. The loan portfolio increased approximately $29.7 million during the quarter, with increases in commercial construction loans and owner occupied real estate. Economic conditions have been mixed, resulting in slight increases in loss rate calculations for individual segments, while individually evaluated loan reserves were slightly lower. Unfunded commitments were $232 million at the end of the quarter, which is a decrease of $2.2 million from the prior quarter, which resulted in a reserve requirement decrease of $165,000 for the quarter.

Reserves for potential losses on individual problem loans were approximately $1.1 million at September 30, 2026 and $1.1 million at December 31, 2025.

Non-Interest Income

The following table sets forth the Company’s various components of non-interest income for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percentage
Non-interest income	(In Thousands of Dollars)

Service charges on deposits	$828	$838	$(10)	(1.2)%
Mortgage banking income	7,220	8,476	(1,256)	(14.8)%
Debit card and ATM fees	1,368	1,355	13	1.0%
Insurance services	1,294	1,160	134	11.6%
Trust fees	98	105	(7)	(6.7)%
Other customer service fees	134	131	3	2.3%
Earnings on Bank-owned life insurance	436	426	10	2.3%
Gains (losses) on life insurance proceeds	176	-	176	0.0%
Other non-interest income	432	211	221	104.7%
Total non-interest income	$11,986	$12,702	$(716)	(5.6)%

The following table sets forth the Company’s various components of non-interest income for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percentage
Non-interest income	(In Thousands of Dollars)

Service charges on deposits	$298	$299	$(1)	(0.3)%
Mortgage banking income	1,985	2,988	(1,003)	(33.6)%
Debit card and ATM fees	456	459	(3)	(0.7)%
Insurance services	467	432	35	8.1%
Trust fees	5	3	2	66.7%
Other customer service fees	44	46	(2)	(4.3)%
Earnings on Bank-owned life insurance	147	145	2	1.4%
Gains (losses) on life insurance proceeds	176	-	176
Other non-interest income	(107)	76	(183)	(240.8)%
Total non-interest income	$3,471	$4,448	$(977)	(22.0)%

Non-interest income was $3.5 million in the three months ended September 30, 2026 and $4.4 million in the three months ended September 30, 2025, representing a 22% decline.

Insurance service revenue and the timing of premium payments received from customers may skew insurance revenue from one quarter to the next. Insurance services revenue is generated by Tri-County Insurance Services, Inc. (d/b/a First State Insurance) (“FSI”), a wholly-owned subsidiary of the Bank. FSI had revenue of $1,294,000 in the nine months ended September 30, 2026, an increase of $134,000, or 12%, from the same period in 2025. The revenue increase in 2026 is primarily due to incentive commissions received from insurers as well as increase in policies. FSI continues to be profitable, with net income of $385,000 and $328,000 in the nine months ended September 30, 2026 and 2025, respectively.

The average balance of our investment in life insurance policies was $21.0 million and $20.5 million during the first nine months of 2026 and 2025, respectively. The increase in cash surrender value resulted in a tax exempt yield of 2.78% during the nine months ended September 30, 2026 and 2025.

The average balance of our investment in life insurance policies was $20.9 million and $20.6 million during the third quarter of 2026 and 2025, respectively. The increase in cash surrender value resulted in a tax exempt yield of 2.79% during the three months ended both September 30, 2026 and 2025. As an investment, the policies are designed to be held until death of the insured. During the quarter ended September 30, 2026, there were $176,000 gains on life insurance proceeds from death claims.

In the three months ended September 30, 2026, mortgage banking income decreased $1.0 million, or 34%, compared to the same period of 2025. The refinancing activity continues to be low.

During the quarter, FSM ceased operations and wind-down activities are continuing to occur. FSM had 12 full-time equivalent employees at September 30, 2026, compared to 68 at December 31, 2025.

Non-Interest Expense

The following table sets forth the various components of our non-interest expense for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percentage
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$24,436	$23,462	$974	4.2%
Occupancy	2,067	2,008	59	2.9%
Furniture and equipment	816	908	(92)	(10.1)%
Data processing	3,054	3,274	(220)	(6.7)%
FDIC insurance assessments	530	509	21	4.1%
Insurance	160	93	67	72.0%
Advertising	454	515	(61)	(11.8)%
Professional fees	1,622	1,855	(233)	(12.6)%
Other non-interest expense	3,596	3,019	577	19.1%
Total non-interest expense	$36,735	$35,643	$1,092	3.1%

Efficiency ratio	67.6%	71.9%	(4.3)%	(6.0)%
FTE employees at quarter-end	226	285	(59)	(20.7)%

The following table sets forth the various components of our non-interest expense for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percentage
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$8,392	$8,004	$388	4.8%
Occupancy	685	673	12	1.8%
Furniture and equipment	280	333	(53)	(15.9)%
Data processing	1,028	1,230	(202)	(16.4)%
FDIC insurance assessments	174	171	3	1.8%
Insurance	82	31	51	164.5%
Advertising	147	188	(41)	(21.8)%
Professional fees	762	559	203	36.3%
Other non-interest expense	1,346	932	414	44.4%
Total non-interest expense	$12,896	$12,121	$775	6.4%

Efficiency ratio	71.7%	69.6%	2.1%	3.0%
FTE employees at quarter-end	226	285	(59)	(20.7)%

In the three months ended September 30, 2026, our efficiency ratio increased to 72% from 70% for the comparable period of 2025. The higher efficiency ratio results from higher costs related to merger expenses, including increased accounting and legal fees.

Income Taxes

Income tax expense was $4.5 million and $3.5 million in the nine months ended September 30, 2026 and 2025, respectively. The 30% increase in income tax expense was directionally consistent with the 24% increase in pre-tax income. Our effective income tax rate (income tax expense divided by pre-tax income) was 27.5% and 26.3% in the first nine months of 2026 and 2025, respectively, compared to the combined federal and state statutory income tax rate of approximately 28.5%. The difference between the combined federal and state statutory rate and our effective tax rate is primarily due to tax-exempt interest income and earnings on Bank-owned life insurance.

FINANCIAL CONDITION

Overview

Total assets were $1.58 billion at September 30, 2026, representing a decrease of $11 million or 0.7% from December 31, 2025. The most significant change in assets was the $6.9 million, or 54%, decrease in mortgage loans held for sale, due to the closing of the subsidiary, First State Mortgage (“FSM”). Asset decline was also attributed to paydowns of FHLB borrowings.

Our primary investing activities are the origination of real estate, commercial, and agricultural loans and the purchase of debt securities. Assets are funded primarily by deposits, borrowings such as FHLB advances, securities sold under agreement to repurchase and stockholders’ equity.

Our primary earning assets and funding sources are discussed below, including significant changes in our assets, liabilities, and stockholders’ equity during the first nine months of 2026.

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

Our investment portfolio decreased $13.1 million from December 31, 2025, to September 30, 2026 with the paydown and maturities of securities to the portfolio.

The amortized cost and fair value of our Treasury securities were $13.0 million and $12.5 million, respectively at September 30, 2026. The amortized cost and fair value of our Treasury securities were $17.9 million and $17.4 million, respectively, at September 30, 2025. The amortized cost and fair value of our Treasury securities were $18.0 million and $17.5 million, respectively at December 31, 2025. Our federal agency obligations consist of securities issued by U.S. government-sponsored enterprises, primarily the FHLB. We also invest in SBA guaranteed loan participations.

Unrealized losses in our securities portfolio are due to increases in interest rates rather than credit deterioration. None of our securities has had a past due payment.

Absent credit quality concerns or further increases in market interest rates, unrealized losses on debt securities generally recover as the maturity date approaches.

Loan Portfolio

Our loan portfolio consists of various types of loans. The three segments of our loan portfolio are: commercial (including agricultural production); real estate; and consumer. At September 30, 2026 and December 31, 2025, the real estate segment comprised 89% and 88%, respectively, of our loan portfolio. The real estate segment primarily consists of commercial and one-to-four family residential loans. Smaller portions of the real estate segment are agricultural loans and construction and land loans. Our loans are primarily to borrowers in the Illinois markets where we operate.

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

At September 30, 2026 and December 31, 2025, approximately 90% of our residential real estate loans are secured by first liens on one-to-four family residential properties. The rest of the portfolio consists of home equity loans and other home loans secured by junior liens. At origination, evaluation of borrower repayment ability includes a review of debt to income, credit scores, and certain other information. Collateral coverage is based on appraisals.

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

Loan characteristics and risks and underwriting are described in more detail in our consolidated financial statements in the 2025 Annual Report on Form 10-K, primarily in accompanying Notes 1 and 4.

Loan volume in the first nine months of 2026 decreased compared to year-end 2025. Total loans were approximately 1% fewer at September 30, 2026, compared to year-end 2025.

The following table sets forth loans within each segment of our portfolio at September 30, 2026 and year-end 2025, including their percentage of total loans and increase (decrease) through the third quarter of 2026:

	September 30,	December 31,	September 30,	December 31,	Increase (Decrease)
	2026	2025	2026	2025	in 2026
	(Dollars in thousands)		Percent of Total Loans		Percentage
Commercial
Commercial	$62,763	$71,872	4.8%	5.5%	(12.7)%
Agricultural	71,078	78,695	5.5%	6.0%	(9.7)%
Other	-	-	0.0%	0.0%
Real estate
Commercial real estate	548,535	549,247	42.1%	41.8%	(0.1)%
Agricultural real estate	162,456	169,779	12.5%	12.9%	(4.3)%
Consumer real estate	401,307	398,022	30.8%	30.3%	0.8%
Construction and land	48,748	39,916	3.7%	3.0%	22.1%
Consumer
Installment	4,749	4,470	0.4%	0.3%	6.2%
Vehicle	1,664	1,928	0.1%	0.1%	(13.7)%
Credit cards	1,307	1,365	0.1%	0.1%	(4.2)%
Total loans	1,302,607	1,315,294	100.0%	100.0%	(1.0)%
Allowance for credit losses	(15,279)	(14,992)	(1.2)%	(1.1)%	1.9%
Loans, net	$1,287,328	$1,300,302			(1.0)%

Past Due Loans

Loans past due are summarized in the following table.

	(Dollars in thousands)		Percentage of Total Loans
	September 30,	December 31,	September 30,	December 31,
Loans past due	2026	2025	2026	2025
30-89 days past due	$6,850	$6,125	0.53%	0.47%
90 or more days past due	6,433	5,253	0.49%	0.40%
Total loans past due 30 days or more	$13,283	$11,378	1.02%	0.87%

Past due loans remain at manageable levels. At September 30, 2026, four loans comprised 68% of total loans past due 90 days or more. Two of these loans had a balance of approximately $1.0 million each and the third had a balance of $0.6 million. These loans are secured by owner-operated commercial real estate. The other is an approximate $1.0 million loan that is secured by agricultural real estate. Management believes cash flow from operations and, if necessary, collateral coverage will prevent or mitigate losses on these loans.

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

Total average interest-bearing deposits were $1.13 billion in the third quarter of 2026. Total deposits as of September 30, 2026 were $1.29 billion representing a $16.7 million, or 1.3%, decrease from year-end 2025. However, the majority of this decrease can be attributed to a reduction in brokered deposits, which decreased approximately $35 million from year end to September 30, 2026. At September 30, 2026, savings and money market deposit categories increased from year-end 2025 as a percent of total deposits.

We continue to participate in a program offered by the State of Illinois, whereby we obtain time deposit funding in exchange for commitments to make a certain amount of agricultural loans. The average balance of State of Illinois time deposits was $65.0 million at September 30, 2026 and December 31, 2025.

Deposits as of September 30, 2026 and year-end 2025 are presented below, together with the percentage increase (decrease) as of September 30, 2026:

Deposit Category (Dollars in thousands)	September 30, 2026	December 31, 2025	Increase (Decrease)	Increase (Decrease)

Demand, non-interest bearing	$164,069	$167,062	$(2,993)	(1.8)%
Demand, interest bearing	263,504	281,169	(17,665)	(6.3)%
Savings, including money market	378,488	344,147	34,341	10.0%
Time, $250 and over	148,998	145,357	3,641	2.5%
Time, under $250	332,204	366,188	(33,984)	(9.3)%
Total deposits	$1,287,263	$1,303,923	$(16,660)	(1.3)%

Maturities of time deposits as of September 30, 2026 are shown below:

Maturing Period (Dollars in thousands)	September 30, 2026	Percentage of Total

Within one year	$426,114	88.6%
Over one year through two years	40,016	8.3%
Over two years through three years	13,933	2.9%
Over three years through four years	722	0.1%
Over four years through five years	417	0.1%
Total time deposits	$481,202	100.0%

Core deposits are defined by the banking regulators as all deposit accounts of $250,000 and less, minus any fully insured brokered deposits of $250,000 or less. Our core deposits have been relatively stable, while our use of brokered deposits has declined in 2025 and declined in the nine months ended September 30, 2026. Information about our core deposits and brokered deposits follows as of the dates indicated:

Core and Brokered Deposits (Dollars in thousands)	September 30, 2026	December 31, 2025

Core deposits	$1,131,087	$1,114,413
% of total deposits	87.9%	85.5%
Change from prior balance sheet date	$16,674	$20,527
% Change from prior balance sheet date	1.5%	1.9%

Brokered deposits	$10,000	$44,921
% of total deposits	0.8%	3.4%

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

As shown below, uninsured and preferred deposit balances have been relatively stable. Estimated uninsured deposits and preferred deposits and their percentage to total deposits follow as of the dates indicated:

	September 30,	December 31,
	2026	2025
Uninsured and Preferred Deposits
Estimated amount of uninsured deposits	$329,310	$331,528
Preferred deposits	113,357	107,862
Estimated uninsured deposits, net of preferred deposits	$215,953	$223,666
As a percent of total deposits
Estimated uninsured deposits	25.6%	25.4%
Estimated uninsured deposits, net of preferred deposits	16.8%	17.2%

Other Borrowings

We also use repurchase agreements as a funding source. Repurchase agreements provide secured borrowings from customers whose funds exceed FDIC deposit insurance limits. To repay these borrowings, we are required to repurchase identical securities to those that are sold. The average balance of securities sold under agreement to repurchase was $23.4 million and $22.4 million at September 30, 2026 and December 31, 2025, respectively.

We also maintain a borrowing arrangement with the FHLB. FHLB advances totaled $72.9 million at September 30, 2026, compared to $77.9 million at year-end 2025. The decrease in FHLB advances from year-end occurred from loan paydowns and cash and cash equivalents.

Off-Balance Sheet Arrangements

As a provider of financial services, we issue standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards, and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash, and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $6.7 million and $6.9 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, we had outstanding loan commitments, including letters of credit, totaling $348.9 million and $262.9 million, respectively. These commitments consist primarily of unfunded lines of credit and commitments to make loans.

We anticipate that sufficient funds will be available to meet current loan commitments. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As required by ASC 326, we maintain an allowance for expected credit losses on off-balance sheet commitments. The allowance balance is included with other liabilities on our balance sheet. The allowance balance is calculated in the same manner as our allowance for credit losses on loans, except we estimate the percentage of off-balance sheet commitments that we will actually fund in the future. Our allowance for credit losses on off-balance sheet commitments was $1.7 million at September 30, 2026 and $1.0 million at December 31, 2025. There were no charge-offs of any off-balance sheet commitments in 2025 or through September 30, 2026.

Funding at the Company Level

At September 30, 2026 and December 31, 2025, the Company had $10.0 million of subordinated debentures outstanding. These unsecured subordinated debentures mature in 2031.

In 2022, the Company obtained a $10 million operating line of credit from Bankers’ Bank. The line of credit was most recently renewed in 2026 with a maturity date of October 29, 2027. The line of credit is secured by all the stock of the Bank and includes covenants specific to capital and other financial ratios. The Company was in compliance with these covenants at September 30, 2026 and December 31, 2025. There were no borrowings on the line of credit during the third quarter of 2026 or during 2025.

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

	September 30,	December 31,	Increase
	2026	2025	(Decrease)
Collateral pledged to	(Dollars in thousands)
Federal Home Loan Bank	$880,426	$906,150	$(25,724)
Federal Reserve Discount Window	104,683	112,294	(7,611)
	$985,109	$1,018,444	$(33,335)
Borrowings from the
Federal Home Loan Bank	$72,917	$77,917	$(5,000)
Federal Reserve Discount Window	-	-	-
	$72,917	$77,917	$(5,000)
Additional borrowing available from the
Federal Home Loan Bank	$453,213	$474,819	$(21,606)
Federal Reserve Discount Window	90,201	92,003	(1,802)
Total borrowing available	$543,414	$566,822	$(23,408)

Our most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending, and investing activities during any given year. These liquid assets totaled $209.7 million at September 30, 2026 and $203.8 million at December 31, 2025.

Operating activities provided $16.4 million and $3.6 million of cash for the nine months ended September 30, 2026 and 2025, respectively. Net income is a primary source of operating cash, as adjusted for certain items including gains on sales of assets, changes in income and expense accruals, and non-cash expenses such as depreciation and the provision for credit losses.

Mortgage banking activity was another important source of cash from operating activities, as shown in the following table.

Cash flows from mortgage loans held for sale	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Dollars in thousands)
Proceeds from loan sales	$236,969	$250,289
Gains on sales of loans	(7,795)	(8,476)
Origination of loans held for sale	(222,284)	(246,836)
Net cash provided (used)	$6,890	$(5,023)

Investing cash flows related to debt securities provided cash in both 2026 and 2025, as summarized below.

Cash flows from security purchases and maturities	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Increase (Decrease)
(Dollars in thousands)
Proceeds from maturities, paydowns, and calls	$17,812	$15,270	$2,542
Purchases of available-for-sale securities	(9,170)	(20,549)	(11,379)
Net cash provided (used)	$8,642	$(5,279)	$(8,837)

In the nine months ended September 30, 2026, net cash provided by investing activities was $21.3 million, primarily due to loan principal collections and proceeds from securities.

Financing activities used $18.8 million of net cash in the nine months ended September 30, 2026. Net decreases in deposits were $16.7 million in the nine months ended September 30, 2026. Decreases of FHLB advances used $5 million of financing cash in the nine months ended September 30, 2026, as management relied less on other funding sources.

Less significant sources and uses of cash from financing activities include cash dividends paid, purchases and retirement of our common stock, and proceeds from stock options exercised. Netted together, these equity transactions used $2.9 million of cash in the nine months ended September 30, 2026.

Cash and cash equivalents increased $19.0 million in the nine months ended September 30, 2026. We consider cash and cash equivalents, in combination with other liquidity sources, to be adequate for our operations.

Management believes the Bank’s liquid assets and unused borrowing capacity are sufficient for our operations, including the ability to fund loan originations and meet deposit outflows.

CAPITAL

As of September 30, 2026, total stockholders’ equity was $166.9 million an increase of $9.1 million or 5.8% from $157.8 million at December 31, 2025. The increase to total stockholders’ equity was primarily driven by net income of $11.9 million and was reduced by dividends declared and paid of $2.0 million.

The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2026, the Company’s capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2026 are presented in the table below.

	Capital Ratios		Capital Amounts
Capital ratios of the Bank, as of September 30, 2026	Minimum Required	Actual	Minimum Required	Actual
			(Dollars in thousands)
Common Equity Tier 1 capital to risk-weighted assets (1)	7.0%	14.7%	$83,174	$174,442
Total capital to risk-weighted assets (1)	10.5%	15.9%	$124,760	$189,321
Tier 1 Capital to risk-weighted assets (1)	8.5%	14.7%	$100,996	$174,442
Tier 1 Capital to average assets (leverage ratio) (2)	5.0%	11.2%	$78,071	$174,442

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

Dividends and Share Buybacks

We continue our history of paying cash dividends to stockholders. Dividends were $0.84 per share year-to-date through nine months at September 30, 2026.

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

We purchased and retired 24,800 shares in 2025 for approximately $1.1 million. In the first nine months of 2026, we did not purchase or retire any shares of common stock.

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

Item 4 – Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2026, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

During the third quarter of 2026, the Company [did not repurchase any shares of its common stock]. At September 30, 2026, our most recent share buyback program had approximately $[__] remaining.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

N/A.

Item 5 – Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TRI-COUNTY FINANCIAL GROUP, INC.

(Registrant)

Date: November 13, 2026	By:	/s/ Kirk Ross
Kirk Ross
Director, President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2026	By:	/s/ Lana Eddy
Lana Eddy
Chief Financial Officer
(principal financial officer)

